Form 10KSB40
period 1998-12-31
TRANSITION AUTO FINANCE II INC
filed 1999-04-15
CIK 1058855

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                       COMMISSION FILE NUMBER: 33-49261-D


                        TRANSITION AUTO FINANCE II, INC.
               (Exact name of registrant as specified in charter)


            Texas                                        75-2753067
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


5422 ALPHA ROAD, SUITE 100, DALLAS, TEXAS                   75240
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (972) 404-0042

          Securities registered pursuant to section 12(b) of the Act:

Title of Class                       Name of each exchange on which registered

    NONE                                                NONE
    ----                                                ----

          Securities registered pursuant to section 12(g) of the Act:
                                      NONE
                                      ----
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $78,803

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: None of the issuer's securities are, or have been, publicly traded.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1998, the issuer had 1,000 shares of common stock outstanding.

                     Transitional Small Business Disclosure
                     Format (Check one): Yes     No  X
                                             ---    ---

                               TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   PAGE
PART I                                                                     3

  ITEM 1. DESCRIPTION OF BUSINESS                                            3
  ITEM 2. DESCRIPTION OF PROPERTY                                            3
  ITEM 3. LEGAL PROCEEDINGS                                                  3
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                             3

PART II                                                                      3

  ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS                                  3
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION OR PLAN OF OPERATION                     3
  ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        4
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE                      13

PART III                                                                    13

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
                OF THE EXCHANGE ACT                                         13
  ITEM 10. EXECUTIVE COMPENSATION                                           13
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                     14
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   15
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                 16

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         As of July 17, 1998, the Company's offering (the "Offering") of 11% Redeemable Secured Notes (the "Notes") was declared effective by the United States Securities & Exchange Commission (the "Commission"). As of December 31, 1998, the end of the period covered by this Report, (i) the Company had sold Notes in an aggregate principal amount of $4,780,000 and (ii) the Company's operating assets consisted of 41 leased vehicles and the lease contracts related thereto, and 2 vehicles were held in inventory following repossession. All of the vehicles and lease contracts were purchased with the proceeds of the Offering. The Company is a wholly-owned single purpose subsidiary of Transition Leasing Management, Inc. and is engaged in the business of purchasing new or late model vehicles (the "Leased Vehicles") and concurrently therewith entering into leases (the "Contracts") of such vehicles to customers.

         The Company was incorporated under the laws of the State of Texas on March 17, 1998. The Company is a subsidiary of Transition Leasing. As of the end of the period covered by this Report, the Company had no other subsidiaries.

ITEM 2. DESCRIPTION OF PROPERTY

         As of December 31, 1998, the Company's principal executive offices were located within the offices of Transition Leasing at 5422 Alpha Rd., Suite 100, Dallas, Texas 75240, and its telephone number is (972) 404-0042.

         As of the end of the period covered by this Report the Company had, and as of the date of this Report the Company has, no employees and its operations are conducted through Transition Leasing, which services the vehicle leases pursuant to which the Company leases and will lease vehicles.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         There is no market for the Company's common stock (the "Common
Stock"). All shares of the Common Stock are owned by Transition Leasing. No cash dividends have ever been declared with respect to the Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                       MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL

         At December 31, 1998, the Company had sold notes totaling $4,780,000.00 and had 41 vehicles under lease. Average cost of the vehicles leased as of 12-31-98 was $21,729.00 with an average monthly payment of $582.00.

         The Company's use of the net collection proceeds from the contracts will be restricted to payments on the Notes and, so long as there is no event of default, to payments of Allowed Expenses and, until the date of which the Company is obligated, under the terms of the Trust Indenture, to deliver all proceeds from the contracts to a sinking fund for payment of the Notes (the "Sinking Fund Trigger Date"), to the purchase or acquisition of additional eligible Contracts.

         The Company's primary source of funds for repayment of the Notes will be proceeds from the contracts, any income on the reinvestment of such proceeds, and any proceeds from sale or refinancing of the remaining contracts at the maturity of the Notes. The Company does not have, nor is it expected to have in the future, any significant source of capital for payment of the Notes and the expenses incurred by it other than such sources. Payment of the principal or interest on the Notes is not guaranteed by any other person or entity. Although management of the Company believes that the Company will realize sufficient proceeds from the foregoing sources to pay all installments of interest when due on the Notes and to satisfy the principal amount of the Notes in full prior to or at maturity, there can be no assurance that such sources will be sufficient to repay the notes in full.

RESULTS OF OPERATIONS

         At December 31, 1998, Transition Auto Finance, II, Inc. (TAF II) had total assets of $4,752,916 and total liabilities of $5,065,992 resulting in a negative net worth of $313,076 . The negative net worth was a result of the net loss recorded on the Company's Statement of Income for the period from March 17, 1998 (inception) to December 31, 1998.

The Company's audit is prepared according to General Accepted Accounting Principles (GAAP) which does not always reflect a Company's activities from a cash standpoint. Fiscal '98 operations produced an accrual loss in the amount of $198,163. This operating loss was primarily the result of the following (i) depreciation expense (a non-cash charge) on the income statement of $108,400, and (ii) the GAAP treatment of the $168,337 in down payments that were collected during fiscal '98. GAAP's requirement that down payments be amortized over the life of the lease resulted in $157,548 in down payments be capitalized as deferred revenue on the balance sheet and the recognition of only $10,790 as income. The combination of these two items was $265,948 and exceeded the reported operating loss by $67,785.00.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Company are included beginning immediately following the index to the consolidated financial statements.


    INDEX TO FINANCIAL STATEMENTS

                                                                         Page

    Independent Auditors' Report

    Balance Sheet at December 31, 1998

    Statement of Income for the Period March 17, 1998 (Inception)
                 through December 31, 1998

    Statement of Stockholders' Equity for the Period
                 March 17, 1998 (Inception) through December 31, 1998

    Statement of Cash Flows for the Period
                 March 17, 1998 (Inception) through December 31, 1998

    Notes to Financial Statements

    All schedules have been omitted because they are not applicable or not required, because the information is shown in the consolidated financial statements or the notes thereto, or because the information is immaterial.

BOARD OF DIRECTORS
Transition Auto Finance II, Inc.



                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Transition Auto Finance II, Inc. (the Company) as of December 31, 1998, and the related statements of income, stockholders' equity, and cash flows for the period March 17, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of their operations and their cash flows for the period March 17, 1998 (inception) through December 31,1998 in conformity with generally accepted accounting principles.

SPROUSE & WINN, L.L.P.




Austin, Texas
February 5, 1999

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEET

                               DECEMBER 31, 1998


                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $ 3,227,839
  Vehicles held for sale                                               142,542
                                                                   -----------
      Total Current Assets                                           3,370,381
                                                                   -----------

PROPERTY, at cost
  Vehicles leased                                                      950,236
  Less accumulated depreciation                                        (40,813)
                                                                   -----------
      Net Property                                                     909,423
                                                                   -----------

OTHER ASSETS
  Debt issuance costs, net of amortization of $67,587                  473,112
                                                                   -----------

TOTAL ASSETS                                                       $ 4,752,916
                                                                   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued liabilities                                              $    43,817
                                                                   -----------

OTHER LIABILITIES
  Due to affiliate                                                      84,627
  Deferred revenue                                                     157,548
  Investor notes payable                                             4,780,000
                                                                   -----------
      Total Other Liabilities                                        5,022,175
                                                                   -----------
TOTAL LIABILITIES                                                    5,065,992
                                                                   -----------

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.10 par value, 1,000 shares authorized,
        issued and outstanding                                             100
Additional paid-in capital                                                 900
Retained earnings (deficit)                                           (314,076)
                                                                   -----------
       Total Stockholders' Equity (Deficit)                           (313,076)
                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                       $ 4,752,916
                                                                   ===========


             SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENT OF INCOME

                   FOR THE PERIOD MARCH 17, 1998 (INCEPTION)
                           THROUGH DECEMBER 31, 1998


REVENUES
  Vehicle monthly lease payments                       $  46,752
   Amortization of down payments                          10,790
                                                       ---------

        Total Revenues                                    57,542
                                                       ---------

OPERATING EXPENSES

  Operating costs                                        127,079
  General and administrative                              20,226
  Depreciation and amortization                          108,400
                                                       ---------

        Total Operating Expenses                         255,705
                                                       ---------


Operating Loss                                          (198,163)
                                                       ---------

OTHER INCOME (EXPENSE)

  Investment income                                       21,261
  Interest expense                                      (137,174)
                                                       ---------

        Total Other Income (Expense)                    (115,913)
                                                       ---------

Provision for Federal Income Taxes                           -0-
                                                       ---------

Net Loss                                               $(314,076)
                                                       =========


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE PERIOD MARCH 17, 1998 (INCEPTION)
                           THROUGH DECEMBER 31, 1998

                                                                                     RETAINED                TOTAL
                                                                    ADDITIONAL       EARNINGS            STOCKHOLDERS'
                                        COMMON STOCK              PAID-IN CAPITAL    (DEFICIT)          EQUITY (DEFICIT)
                               ---------------------------------- ---------------    --------           ----------------
                                 SHARES             AMOUNT
                                 ------             ------
Balance at March 17, 1998            0               $  -0-             -0-        $      -0-              $      -0-
   (inception)

Issued 1,000 shares at
$.10 par value                   1,000                 100             900                -0-                  1,000

Net loss                             0                  -0-             -0-         (314,076)               (314,076)
                                 -----               -----            ----         ---------               ---------
Balance at December 31, 1998     1,000               $ 100            $900         $(313,076)              $(313,076)
                                 =====               =====            ====         =========               =========


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENT OF CASH FLOWS

                   FOR THE PERIOD MARCH 17, 1998 (INCEPTION)
                           THROUGH DECEMBER 31, 1998


Cash flows from operating activities
Net loss                                                      $  (314,076)
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                108,400
     Amortization of down payments                                (10,790)
Net changes in operating assets and liabilities:
     Accrued liabilities                                           43,817
     Deferred revenue                                             168,337
                                                              -----------
NET CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES                                                      (4,312)
                                                              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                     1,092,778)
                                                              -----------
NET CASH (USED) BY INVESTING ACTIVITIES                        (1,092,778)
                                                              -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                           1,000
   Advance from affiliate                                          84,628
   Debt issuance costs                                           (540,699)
   Proceeds from notes payable                                  4,780,000
                                                              -----------
NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                                   4,324,929
                                                              -----------


NET INCREASE IN CASH                                            3,227,839

CASH AND CASH EQUIVALENTS, beginning of period                         -0-
                                                              -----------
CASH AND CASH EQUIVALENTS, end of period                      $ 3,227,839
                                                              ===========

CASH PAID DURING THE PERIOD FOR
   Interest                                                   $    93,358
                                                              ===========
   Income taxes                                               $        -0-
                                                              ===========

NON-CASH INVESTING ACTIVITIES
Vehicles purchased during 1998 with a net book value of $142,542 were reclassified from vehicles leased to vehicles held for sale at December 31, 1998.


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998


NOTE 1:  BUSINESS ACTIVITY

         The Company was established to purchase motor vehicles and automobile lease contracts, collect and service automobile lease contracts and remarket motor vehicles upon termination of their leases. A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows. Transition Leasing Management, Inc. (TLMI) owns 100% of the Company's common stock.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         The Company maintains cash balances at financial institutions in Dallas, Texas. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Revenue

         The vehicles are leased to individuals under leases with terms ranging from thirty-six to forty-two months. The leases are considered to be operating leases. At the end of the lease period, the lessee may purchase the equipment at the contractual residual value. Monthly lease payments are recognized as revenue in the month that the payments are due. The vehicle leases require a down payment from the lessee at the inception of the lease.

         The down payments are initially recorded as deferred revenue and then recognized as income over the term of the leases on a straight-line basis.

         Vehicles Held for Sale

         Vehicles held for sale are leased vehicles in which the lease term has expired or that have been repossessed. Vehicles held for sale are valued at the lower of book value or market value. Generally these vehicles will be sold at auction by the Company.

         Equipment and Leased Vehicles

         Equipment and leased vehicles are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line-method. Leased vehicle depreciation is calculated over the term of the vehicle lease, using the cost of the vehicle less the estimated residual value of the vehicle at the end of the lease. Present leases have terms ranging from thirty-six to forty-two months.

         The Company adopted Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There has been no impairment recorded in the current year financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

                               DECEMBER 31, 1998


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         Other Assets

         Other assets include debt issuance costs incurred in connection with the Company's offering of securities filed with the Securities and Exchange Commission. These costs are being amortized, on a straight-line basis, over the term of the debt securities which mature on June 30, 2002.

         Deferred Revenue

         Deferred revenue consists of down payments made by leasees at the inception of the lease. The down payments are amortized over the lease term. Lease terms range from thirty-six to forty-two months.

         Fair Value of Financial Instruments

         Fair values of financial instruments are estimated to approximate the related book value, unless otherwise indicated, based on market information available to the Company.

         Use of Estimates

         In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Concentration of Credit Risk

         At present all of the lessees are residents of the Dallas/Fort Worth Metroplex. Vehicles are used as collateral for leases.

NOTE 3:  INVESTOR NOTES PAYABLE

         The Company issued $4,780,000 of floating rate redeemable asset-backed notes (Investor Notes) during 1998. These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933.

         The Investor Notes bear interest at the rate of 11%. Interest is payable quarterly on the 15th day of each month.

         The Investor Notes were issued at various times during 1998, however the maturity date for all of the Investor Notes is June 30, 2002. The Investor Notes are collateralized by the following:

               1. Automobile contracts for the leasing of new or late model automobiles.
               2.    The leased vehicles.

                        TRANSITION AUTO FINANCE II, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

                               DECEMBER 31, 1998


NOTE 3:  INVESTOR NOTES PAYABLE (CONTINUED)

         The following table represents Investor Notes outstanding at December 31, 1998:

               Origination Date       Number of Notes         Note Amount
               ----------------       ---------------         -----------
                 July 1998                     44            $    493,000
                 August 1998                  154               1,564,000
                 September 1998                65                 474,000
                 October 1998                  65                 717,000
                 November 1998                141               1,129,000
                 December 1998                 37                 403,000
                                              ---             -----------
                       TOTALS                 506             $ 4,780,000
                                              ===             ===========

NOTE 4:  INCOME TAXES

         The Company is a corporation subject to federal and state income taxes. The Company and its parent intend to file a consolidated tax return. Each company in the consolidated group determines its taxable income or loss, on a separate company basis, and the consolidated tax liability is allocated to each company with taxable income in proportion to the total of the taxable income amounts.

         The Company has a deferred tax asset as of December 31, 1998 (primarily from net operating loss carryforward), which has been completely offset by recognition of a valuation allowance.

         The Company has a net operating loss (NOL) carryforward of approximately $260,000. The Company's NOL carryforward expires on December 31, 2012.

NOTE 5:  RELATED PARTIES

         The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 15% of the down payment with respect to a new contract following repossession of a leased vehicle.

NOTE 6:  DEFERRED REVENUE

         Current year deferred revenue is as follows:

              Down payments as of March 17, 1998 (inception)        $     -0-
              Down payments received                                 182,375
              Net forfeitures of down payments                       (14,037)
              Current year amortization of down payments             (10,790)
                                                                    --------
              Down payments as of December 31, 1998                 $157,548
                                                                    ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information concerning the directors and executive officers of the Company and their age and position with the Company. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

         The names, ages, backgrounds and principal occupations of the directors and executive officers of the Company as of December 31, 1998 are set forth below:

         Kenneth C. "Ken" Lowe, age 63, has served as a director, Vice President and Secretary of the Company from October 1994 until July 1996 and as a director, President and Secretary of the Company since July 1996. Since 1993, Mr. Lowe has been Vice President of Young & Lowe, Inc., a private investment banking firm. From 1990 to 1992, Mr. Lowe was President of Custom Data Services, a company that specialized in financial data processing and from 1988 to 1990, Mr. Lowe was President of Westside Communications, which provided telephone equipment service to commercial customers. Mr. Lowe has a Master's of Business Administration from Southern Methodist University and over 20 years of experience in investment banking. Mr. Lowe's total compensation from the Company for 1998 and 1997 was $80,500 and $40,030, respectively.

         Terry Scharig, age 43, has served as Vice President of the Company since April 1998. From 1994 to 1997 Mr. Scharig was employed by CKS Securities as a wholesaler of syndicated public offerings. From 1985 to 1994 Mr. Scharig was employed by A.B. Culbertson as a licensed representative specializing in the sale of fixed income securities. Mr. Scharig holds a Bachelors Degree of Science from Kansas State University.

         Randall K. Lowe, age 30, has served as Vice President of the Company since July 1998. Prior to joining the Company and since 1994, Mr. Lowe served as a credit analyst for Bank One in New Orleans, Louisiana and Dallas, Texas. From 1991 to 1994 Mr. Lowe was a credit analyst and branch office manager for Whitney National Bank, N.A. in New Orleans. Mr. Lowe holds a Bachelor of Science degree from Tulane University. Randall Lowe is the son of Ken Lowe.

         Lori Chauvin, age 37 has served as Manager of Customer Service for the Company since September 1998. Prior to joining the Company and since 1991, Ms. Chauvin was a paralegal for a Dallas law firm. Ms. Chauvin is responsible for lease payment collections and supervises all repossessions.


         None of the directors or the executive officers receives any compensation from the Company, other than reimbursement of their expenses incurred on behalf of the Company. All the officers and directors are paid by Transition Leasing.

         Except as disclosed above, there are no family relationships among the directors and any of the executive officers of the Company. The Company's directors do not hold any directorship in any Company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment Company under the Investment Company Act of 1940, as amended. Except for the officers set forth above, there are no employees of the Company.

ITEM 10. EXECUTIVE COMPENSATION

         The executive officers and sole director of the Company receive no compensation, cash or otherwise, from the Company. The executive officers and sole director of the Company are employed by Transition Leasing.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

         The following table sets forth information, as of March 31, 1998, relating to the beneficial ownership of the Company's Common Stock by any person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.


         ---------------------------------------------------------------------------------------------------------------
                                                                 Shares of Common Stock       Percentage of Common
                         Name of Shareholder                               (1)                        Stock
         ---------------------------------------------------------------------------------------------------------------
         Transition Leasing Management, Inc.                           1000                           100%
         5422 Alpha Road
         Suite 100
         Dallas, Texas 75240
                                                                                                      ---
         Kenneth C. Lowe                                                  0(2)(3)                       1
         Terry Scharig                                                    0                             0
         Randall K. Lowe                                                  0                             0
         Lori Chauvin  (3)                                                0                             0
                                                                       ----                           ---
         Total                                                         1000                           100%

         All officers and directors as a group (4 persons)                0                           100%
         ---------------------------------------------------------------------------------------------------------------

(1) The information as to beneficial ownership of Common Stock has been furnished by the respective shareholders, directors and officers of the Company.

(2) The directors of Transition Leasing could be deemed to share voting and investment powers over the shares of Common Stock owned of record by Transition Leasing. The sole director of Transition Leasing is Ken Lowe. Mr. Lowe owns 240 shares of Transition Leasing's capital stock, which represents of 14% of all of the capital stock. Transition Leasing has the option to acquire from certain of its shareholders all of the shares of the Company's capital stock owned by such shareholders. If these options are exercised, Mr. Lowe will own 72% of Transition Leasing's capital stock. See "Certain Relationships and Related Transactions." Gibson, age 59, has been the Chairman and Chief Executive Officer of Gibson Merchandising since 1980. Gibson is also a member of the Board of Trustees of Harding College located in Search, Arkansas.

(3) This amount excludes shares of Common Stock owned directly by Transition Leasing. Mr. Lowe owns 14% of the capital stock of Transition Leasing and serves as a director of Transition Leasing.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transition Leasing owns l00% of the Company's Common Stock. The officers of the Company are also officers of Transition Leasing. Mr. Lowe is President and Secretary and a director of Transition Leasing and a director and the President, Chief Financial Officer and Secretary of the Company. These officers will devote so much of their time to the business of the Company as, in their judgment, is reasonably required. The Company and Transition Leasing have real and ongoing conflicts of interest in allocating management time, services, overhead and functions among the Company and Transition Leasing. Management of Transition Leasing intends to resolve any such conflicts in a manner that is fair and equitable to the Company, particularly in light of the fact that the Company is presently the only subsidiary of Transition Leasing. However, there can be no assurance that Transition Leasing will not form additional subsidiaries engaged in the same business as the Company or that any particular conflict may be resolved in a manner that adversely affects Noteholders. Transition Leasing has not guaranteed or is not otherwise liable for the debts and liabilities of the Company. Transition Leasing has agreed to purchase certain contracts from the Company, including the contracts which are defaulted contracts.

         The terms of the agreement (the "Servicing Agreement") pursuant to which Transition Leasing provides lease purchasing, administration and collection services to the Company were not negotiated at arm's-length but were determined unilaterally by the management of Transition Leasing. Thus, there are real and ongoing conflicts of interest with respect to the Servicing Agreement. The Company did not and does not intend to seek competitive bids from other providers of lease purchasing, administration and collection services. There has been no independent determination of the fairness and reasonableness of the terms of these transactions and relationships. Thus, there is no assurance that such services could not have been obtained from an unaffiliated third party in arm's-length negotiations on terms more favorable to the Company. Under the terms of the Servicing Agreement, Transition Leasing will be paid a servicing fees and a releasing fee and be entitled to reimbursement for its expenses incurred in connection with the repossession, remarketing, repair and resale of leased vehicles out of the proceeds from such resales. Transition Leasing will retain the fees as compensation and reimbursement for its services in administering the purchase of contracts and Noteholder relations. The Company may terminate the Servicing Agreement, but it is unlikely that the Company will do so in light of the control of the Company by Leasing.

         In addition, the terms of the new contracts to be purchased or acquired by the Company that are originated by Transition Leasing will not be negotiated at arm's-length but will be determined unilaterally by Transition Leasing. With respect to such new contracts originated by Transition Leasing, Transition Leasing will receive 57.5% of each customer's down payment with respect to the Contract as a Marketing Fee.

         Transition Leasing does not currently provide purchase and collection services for any other party, including affiliates. Transition Leasing, however, may agree in the future, to purchase and service contracts for itself, its affiliates and other unrelated parties. The Company has the right to purchase additional contracts originated by Transition Leasing from the net collection proceeds on its existing contracts until an Event of Default or the Sinking Fund Trigger Date. Management of Transition Leasing will have real and ongoing conflicts of interest in determining whether to make available to the Company any automobile lease contracts that it originates or to retain or acquire the contracts for its own benefit or for the benefit of affiliated parties, including future subsidiaries to be engaged in the same business as the Company. Transition Leasing has determined that all automobile lease contracts purchased or originated by it that satisfy the Company's contract criteria will be made available to the Company, to the extent that the Company has funds available for such purchases.

         The Company will use up to 1.5% of the gross proceeds from the Offering to reimburse Transition Leasing, the Company's parent, for offering and organizational expenses paid by it. The maximum reimbursement will range from $3,417 for the minimum offering of $250,000 to $150,000 for the maximum offering of $10,000,000. Transition Leasing has agreed to pay any such expenses to the extent they exceed 1.5% of the gross proceeds from the sale of the Notes. It is expected that such expenses will exceed 1.5% of the gross proceeds from the sale of the Notes, even if the maximum offering is achieved.

         The Company has joined in a Tax Sharing Agreement with Transition Leasing. In general, under the terms of this agreement, Transition Leasing is responsible for making all payments of federal income taxes due with respect to the Affiliated Group to the Internal Revenue Service and all payments of state and local consolidated, combined and unitary income taxes due with respect to the Affiliated Group to the applicable state and local authorities. Under applicable federal tax laws; however, if Transition Leasing fails to make such payments of tax, the other members of the Affiliated Group, including the Company, would be responsible for making such payments.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a)  1.  Financial Statements

         The following financial statements are filed as a part of this Form 10-KSB:

The Index to Consolidated Financial Statements is set out in Item 7 herein.

         The following exhibits are filed as exhibits to this report on Form 10-KSB:

3.1      Articles of Incorporation of Transition Auto Finance II, Inc. *

3.2      Bylaws of Transition Auto Finance II, Inc. *

4.1 Form of Indenture between Transition Auto Finance II, Inc. and Trust Management, Inc., as Trustee ***

4.2 Form of Secured Note Due June 30, 2002 (included in Article Two of Indenture filed as Exhibit 4.1)

10.1 Form of Master Contract Purchase Agreement between Transition Auto Finance II, Inc. and Transition Management Leasing, Inc. **

10.2 Form of Servicing Agreement between Transition Leasing Management, Inc. and Transition Auto Finance II, Inc. **

24.1     Consent of Sprouse & Winn, L.L.P. ****

27       Financial Data Schedule ****
----------------------------------------

* Incorporated by reference from Registration Statement on Form SB-2 of Transition Auto Finance II, Inc. Registration No. 33-49261-D filed April 2, 1998.

** Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2 of Transition Auto Finance, Inc., Registration No. 33-49261-D filed June 19, 1998.

*** Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2 of Transition Auto Finance, Inc., Registration No. 33-49261-D filed July 9, 1998.

****     Filed electronically herewith.

b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of 1996.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                (Registrant) Transition Leasing Management, Inc.
                             ----------------------------------------------
                             By   /s/ Kenneth C. Lowe
                                  -----------------------------------------
                                  Kenneth C. Lowe, President/Chief Operating
                                  Officer
                           Date   April 15, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                  By   /s/ Kenneth C. Lowe
                                       ----------------------------------------
                                       Kenneth C. Lowe, Chief Financial Officer
                                 Date  April 15, 1999



                                  By   /s/ Kenneth C. Lowe
                                       ----------------------------------------
                                       Kenneth C. Lowe, Director
                                 Date  April 15, 1999

                               INDEX TO EXHIBITS


EXHIBIT
 NUMBER              DESCRIPTION
-------              -----------
3.1      Articles of Incorporation of Transition Auto Finance II, Inc. *

3.2      Bylaws of Transition Auto Finance II, Inc. *

4.1      Form of Indenture between Transition Auto Finance II, Inc. and Trust
         Management, Inc., as Trustee ***

4.2      Form of Secured Note Due June 30, 2002 (included in Article Two of
         Indenture filed as Exhibit 4.1)

10.1     Form of Master Contract Purchase Agreement between Transition Auto
         Finance II, Inc. and Transition Management Leasing, Inc. **

10.2     Form of Servicing Agreement between Transition Leasing Management,
         Inc. and Transition Auto Finance II, Inc. **

24.1     Consent of Sprouse & Winn, L.L.P. ****

27.1     Financial Data Schedules ****
----------------------------------------

*        Incorporated by reference from Registration Statement on Form SB-2 of
         Transition Auto Finance II, Inc. Registration No. 33-49261-D filed
         April 2, 1998.

**       Incorporated by reference from Amendment No. 1 to Registration
         Statement on Form SB-2 of Transition Auto Finance, Inc., Registration
         No. 33-49261-D filed June 19, 1998.

***      Incorporated by reference from Amendment No. 2 to Registration
         Statement on Form SB-2 of Transition Auto Finance, Inc., Registration
         No. 33-49261-D filed July 9, 1998.

****     Filed electronically herewith.