Form 10QSB
period 1999-03-31
TRANSITION AUTO FINANCE II INC
filed 2002-03-20
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                   ----------

                       Commission file number: 33-49261-D

                        TRANSITION AUTO FINANCE II, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         TEXAS                                          75-2753067
(State of incorporation)                 (I.R.S. employer identification number)

        5422 ALPHA RD., SUITE 100,
              DALLAS, TEXAS                                      75240
(Address of principal executive offices)                       (Zip code)

         Issuer's telephone number, including area code: (972) 404-0042

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As of March 31, 1999, the issuer' had 1,000 shares of common stock

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES | |  NO |X|

================================================================================

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                                                                                                 Page No.
                                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets...............................................................................      3
                    March 31, 1999 (Unaudited) and December 31, 1998

                  Statements of Income (Unaudited).............................................................      5
                    Three months ended March 31, 1999

                  Statements of Cash Flows (Unaudited).........................................................      6
                    Three months ended March 31, 1999

                  Notes to Consolidated Financial Statements (Unaudited).......................................      7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations...................................................................................     12

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings............................................................................     13

         ITEM 2.  Changes in Securities and Use of Proceeds....................................................     13

         ITEM 3.  Defaults Upon Senior Securities..............................................................     13

         ITEM 4.  Submission of Matters to a Vote of Security Holders..........................................     13

         ITEM 5.  Other Information............................................................................     13

         ITEM 6.  Exhibits and Reports on Form 8-K.............................................................     13

         Signatures............................................................................................     14

         In the opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                                       3 months ended         FYE
                                                                         3/31/1999         12/31/1998
                                                                        (unaudited)       (See Note 1)
                                                                       --------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                                             $ 3,057,328       $ 3,227,839
  Accounts receivable                                                           -0-               -0-
  Vehicles held for sale                                                    142,542           142,542
                                                                        -----------       -----------
      Total Current Assets                                                3,199,870         3,370,381
                                                                        -----------       -----------
PROPERTY, at cost
  Vehicles leased                                                         4,200,222           950,236
  Less accumulated depreciation                                            (196,828)          (40,813)
                                                                        -----------       -----------
      Net Property                                                        4,003,394           909,423
                                                                        -----------       -----------
OTHER ASSETS
  Debt issuance costs, net of amortization of $113,977 and $67,587          732,334           473,112
                                                                        -----------       -----------
TOTAL ASSETS                                                            $ 7,935,598       $ 4,752,916
                                                                        ===========       ===========

                        TRANSITION AUTO FINANCE II, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                               FYE
                                                              3 Months Ended                12/31/1998
                                                                 3/31/1999                 ------------
                                                                (Unaudited)                (See Note 1)
                                                              --------------               ------------
CURRENT LIABILITIES
  Accrued liabilities                                          $     75,524                $    43,817
  Current portion of deferred revenue                                94,993                        -0-
                                                               ------------                -----------
        Total Current Liabilities                                   170,517                     43,817
                                                               ------------                -----------

OTHER LIABILITIES
  Due to affiliate                                                  (45,219)                    84,627
  Deferred revenue                                                  136,698                    157,548
  Investor notes payable                                          8,239,000                  4,780,000
                                                               ------------                -----------
      Total Other Liabilities                                     8,330,479                  5,022,175
                                                               ------------                -----------

TOTAL LIABILITIES                                                 8,500,996                  5,065,992
                                                               ------------                -----------

SUBORDINATED DEBT TO AFFILIATE                                          -0-                        -0-
                                                               ------------                -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                            100                        100
   Additional paid-in capital                                           900                        900
   Retained earnings (deficit)                                     (566,398)                  (314,076)
                                                               ------------                -----------
    Total Stockholders' Equity (Deficit)                           (565,398)                  (313,076)
                                                               ------------                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                   $  7,935,598                $ 4,752,916
                                                               ============                ===========

Note 1: The balance sheet at December 31, 1998, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE II, INC.

                               STATEMENT OF INCOME

                                   (Unaudited)

                                                                 3 Months Ended
                                                                 March 31, 1999
                                                                 --------------
REVENUES
  Vehicle monthly lease payments                                    $ 163,012
   Amortization of down payments                                       16,852
                                                                    ---------
        Total Revenues                                                179,864
                                                                    ---------

OPERATING EXPENSES
  Operating costs                                                      51,703
  General and administrative                                            3,680
  Depreciation and amortization                                       203,738
  Impairment loss                                                         -0-
                                                                    ---------
        Total Operating Expenses                                      259,121
                                                                    ---------

Operating Income (Loss)                                               (79,257)
                                                                    ---------

OTHER INCOME (EXPENSE)
Investment income                                                       1,720
Other expense                                                             -0-
Interest expense                                                     (174,785)
Loss on sale of inventory                                                 -0-
                                                                    ---------
        Total Other Income (Expense)                                 (173,065)
                                                                    ---------
Provision for Federal Income Taxes                                        -0-
                                                                    ---------
Net Loss                                                            $(252,322)
                                                                    =========

Loss per share (basic and diluted)                                  $  252.32

                        TRANSITION AUTO FINANCE II, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                                 3 Months Ended
                                                                 March 31, 1999
                                                                 --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $  (252,322)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                      203,738
     Amortization of down payments                                      (16,852)
     Impairment loss                                                        -0-
     Provision for allowance for doubtful accounts                          -0-
     (Gain) loss on sale of property                                        -0-
Net changes in operating assets and liabilities:
     Accounts receivable                                                    -0-
     Accrued liabilities                                                 31,707
     Deferred revenue                                                    90,995
                                                                    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         57,266
                                                                    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                          (3,276,319)
   Cash proceeds from sale of property                                   25,000
                                                                    -----------
NET CASH (USED) BY INVESTING ACTIVITIES                              (3,251,319)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                   -0-
   Net advances (payments) to affiliates                               (129,846)
   Debt issuance costs                                                 (305,612)
   Proceeds from notes payable                                        3,459,000
                                                                    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             3,023,542
                                                                    -----------

NET INCREASE (DECREASE) IN CASH                                        (170,511)

CASH AND CASH EQUIVALENTS, beginning of period                        3,227,839
                                                                    -----------

CASH AND CASH EQUIVALENTS, end of period                            $ 3,057,328
                                                                    ===========
CASH PAID DURING THE YEAR FOR
   Interest                                                         $   143,158
                                                                    ===========
   Income taxes                                                     $       -0-
                                                                    ===========

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 1999

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

            REVENUE

                  The vehicles are leased to individuals under leases with terms ranging from thirty-six to forty-two months. The leases are considered to be operating leases. At the end of the lease period, the lessee may purchase the equipment at the contractual residual value plus any other outstanding items due. Monthly lease payments are recognized as revenue in the month that the payments are due. The vehicle leases require a down payment from the lessee at the inception of the lease.

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

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 1999

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            DEFERRED REVENUE

                  Deferred revenue consists of down payments made by lessees at the inception of the lease. The down payments are amortized over the lease term. Lease terms range from thirty-six to forty-two months.

            FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Fair values of financial instruments are estimated to approximate the related book value, unless otherwise indicated, based on market information available to the Company.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 1999

NOTE  2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            CONCENTRATION OF CREDIT RISK

                  A majority of the lessees are residents of the Dallas/Fort Worth Metroplex. Vehicles are used as collateral for leases.

NOTE 3:     INVESTOR NOTES PAYABLE

            The Company has issued fixed rate redeemable asset-backed notes (Investor Notes) as follows:

                           1999 (YTD)                $3,459,000
                           1998                       4,780,000
                                                     ----------
                                                     $8,239,000
                                                     ==========

            These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933. The Investor Notes bear interest at the rate of 11%. Interest is payable monthly on the 15th day of each month.

            The Investor Notes were issued at various times during 1999 and 1998, however the maturity date for all of the Investor Notes is June 30, 2002. The Investor Notes are collateralized by the following:

                  1. Automobile contracts for the leasing of new or late model automobiles.

                  2.    The leased vehicles.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 1999


NOTE 3:     INVESTOR NOTES PAYABLE (CONTINUED)

            The following table represents Investor Notes outstanding at March 31, 1999:

                 Origination Date              Number of Notes      Note Amount
                 ----------------              ---------------      -----------
                   July 1998                         44             $  493,000
                   August 1998                      154              1,564,000
                   September 1998                    65                474,000
                   October 1998                      65                717,000
                   November 1998                    141              1,129,000
                   December 1998                     37                403,000
                   January 1999                      48                551,000
                   February 1999                     58                837,000
                   March 1999                       164              2,071,000
                         Totals                     775             $8,239,000
                                                    ===             ==========

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

            The Company has a net operating loss (NOL) carryforward of approximately $260,000 for the year ended December 31, 1998. The Company's NOL carryforward expires between December 31, 2011 and December 31, 2018.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 1999

NOTE 5:     RELATED PARTIES

            The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended and March 30, 1999. The Company had no active operations for the comparable periods in 1998. The balance sheet at December 31, 1998, as presented, is derived from the audited financial statements at that date.

General.

      As of March 31,1999, the Company had sold $8,239,000 of its 11% Redeemable Secured Notes and had originated a total of 62 leases at a cost of approximately $1,328,748. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

Results of Operations: Three months ended March 31, 1999

      For the three months ended March 31, 1999, the company had received monthly contract lease payments of $163,012 and amortization of down payments of $16,852.

      Operating costs including general and administrative expenses were $55,383 for the first quarter of 1999.

      Depreciation and amortization was $203,738 for the three months ended March 31, 1999.

      Interest expense for the three months ended March 31, 1999, was $174,785.

      There was no loss on sale of inventory for the first quarter of 1999. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

      The net loss for the first quarter ended March 31, 1999, was $252,322.

Liquidity and Capital Resources

      During the three months ended March 31, 1999, the Company used cash of $3,251,319 in its investing activities and received cash of $3,023,542 in its financing activities.

      The Company's only source of liquidity in the future will be from the sale of notes and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 178 leases, included 4 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                    Vehicle                                     Total
                 # of    Gross Cost   Misc.     Total     Down       Sale     Sales Tax  Warranty   Marketing   Amount    Profit
              Contracts  Of Vehicle  Expenses  Payments  Payment    Amount     Credit     Rebate    Fee Paid   Received   (Loss)
Repossession      4       $75,284     $2,160   $15,941   $12,995    $45,100    $2,819     $1,052     $7,472    $70,435   ($7,008)
                  -       -------     ------   -------   -------    -------    ------     ------     ------    -------    ------
Early Payoff      0       $     0     $    0   $     0   $     0    $     0    $    0     $    0     $    0    $     0    $    0
                  -       -------     ------   -------   -------    -------    ------     ------     ------    -------    ------
Total             4       $75,284     $2,160   $15,941   $12,995    $45,100    $2,819     $1,052     $7,472    $70,435   ($7,008)

Note: The above results on early termination does not include any allowance for interest expense

      This report contains various forward looking statements and information that are based on management's belief as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy and in the level of activity in the automobile and consumer finance industry, demand for the Company's products, the impact of competition and interest rate fluctuations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, instituted against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) Not Applicable

      (b) Not Applicable

      (c) Not Applicable

      (d) The company applied 90% of the gross proceeds from the sale of the Notes to the purchase or acquisition of the Leased Vehicles and the contracts. The Company paid to the Underwriter sales commissions of 6% of the principal amount of the Notes sold by the Underwriter. Additionally, the Company reimbursed the Underwriter for certain expenses incurred in connection with its due diligence activities with regard to the Offering of 2.5% of the aggregate principal amount of the Notes sold. The Company also used 1.5% of the gross proceeds from the sale of the Notes to pay offering and organizational expenses, including filing and registration fees, legal fees of the Company's counsel, accounting fees, trustee's fees, escrow agent's fees, "blue sky" expenses and printing expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the first quarter of 1999.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Financial Statements

      The following financial statements are filed as a part of this Form
10-KSB:

            The Index to Financial Statements is set out in Item 7 herein.

      Exhibits

      The following exhibits are filed as exhibits to this report on Form
10-KSB:

            The information required is set forth in the Index to Exhibits accompanying this Form 10-QSB.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended March 31, 1999

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TRANSITION AUTO FINANCE II, INC.
                                          --------------------------------------
                                                      (Registrant)


Date: March 19, 2002                           /s/ KENNETH C. LOWE
      ---------------------------         --------------------------------------
                                                   Kenneth C. Lowe, President/
                                                   Chief Executive Officer


Date: March 19, 2002                           /s/ KENNETH C. LOWE
      ---------------------------         --------------------------------------
                                                   Kenneth C. Lowe, President/
                                                   Chief Operating Officer


Date: March 19, 2002                           /s/ KENNETH C. LOWE
      ---------------------------         --------------------------------------
                                                   Kenneth C. Lowe, President/
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
3.1   Articles of Incorporation of Transition Auto Finance II, Inc.*

3.2   Bylaws of Transition Auto Finance II, Inc.*

4.1   Form of Indenture between Transition Auto Finance II, Inc. and Trust
      Management, Inc., as Trustee***

4.2   Form of Secured Note Due June 30, 2002 (included in Article Two of
      Indenture filed as Exhibit 4.1)

10.1  Form of Master Contract Purchase Agreement between Transition Auto Finance
      II, Inc. and Transition Leasing Management, Inc.**

10.2  Form of Servicing Agreement between Transition Leasing Management, Inc.
      and Transition Auto Finance II, Inc.**


* Incorporated by reference from Registration Statement on Form SB-2 of Transition Auto Finance II, Inc. Registration No. 33-49261-D, filed April 2, 1998.

** Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2 of Transition Auto Finance II, Inc., Registration No. 33-49261-D, filed June 19, 1998.

*** Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2 of Transition Auto Finance II, Inc., Registration No. 33-49261-D, filed July 9, 1998.