Form 10QSB
period 1999-06-30
TRANSITION AUTO FINANCE II INC
filed 2002-03-20
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As June 30, 1999, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES | | NO |X|

================================================================================

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1999


                                                                                                              Page No.
                                                                                                              --------
PART I. FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets............................................................................      3
                    June 30, 1999 (Unaudited) and December 31, 1998

                  Statements of Income (Unaudited)..........................................................      5
                    Quarter and six months ended June 30, 1999

                  Statements of Cash Flows (Unaudited)......................................................      6
                    Six Months ended June 30, 1999

                  Notes to Financial Statements (Unaudited).................................................      7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations................................................................................     12

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings.........................................................................     13

         ITEM 2.  Changes in Securities and Use of Proceeds.................................................     13

         ITEM 3.  Defaults Upon Senior Securities...........................................................     13

         ITEM 4.  Submission of Matters to a Vote of Security Holders.......................................     13

         ITEM 5.  Other Information.........................................................................     13

         ITEM 6.  Exhibits and Reports on Form 8-K..........................................................     13

         Signatures.........................................................................................     14

      In the opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                   6 months ended       FYE
                                                                      6/30/1999      12/31/1998
                                                                     (unaudited)    (See Note 1)
                                                                   --------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                                          $ 3,960,604    $ 3,227,839
  Accounts receivable                                                        -0-            -0-
  Vehicles held for sale                                                 219,535        142,542
                                                                     -----------    -----------
      Total Current Assets                                             4,180,139      3,370,381
                                                                     -----------    -----------

PROPERTY, at cost
  Vehicles leased                                                      5,002,510        950,236
  Less accumulated depreciation                                         (388,039)       (40,813)
                                                                     -----------    -----------
      Net Property                                                     4,614,471        909,423
                                                                     -----------    -----------

OTHER ASSETS
  Debt issuance costs, net of amortization of $164,511 and $67,587       671,904        473,112
                                                                     -----------    -----------

TOTAL ASSETS                                                         $ 9,466,514    $ 4,752,916
                                                                     ===========    ===========

                        TRANSITION AUTO FINANCE II, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                         FYE
                                                                         ---
                                                   6 Months Ended     12/31/1998
                                                      6/30/1999      ------------
                                                     (Unaudited)     (See Note 1)
                                                   --------------    ------------
CURRENT LIABILITIES
  Accrued liabilities                               $      87,535    $    43,817
  Current portion of deferred revenue                     155,050            -0-
                                                    -------------    -----------
        Total Current Liabilities                         242,585         43,817
                                                    -------------    -----------

OTHER LIABILITIES
  Due to affiliate                                        (45,219)        84,627
  Deferred revenue                                        223,103        157,548
  Investor notes payable                                9,902,600      4,780,000
                                                    -------------    -----------
      Total Other Liabilities                          10,080,484      5,022,175
                                                    -------------    -----------

TOTAL LIABILITIES                                     110,323,069      5,065,992
                                                    -------------    -----------

SUBORDINATED DEBT TO AFFILIATE                                  0            -0-
                                                    -------------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.10 par value, 1,000 shares
     authorized, issued and outstanding                       100            100
  Additional paid-in capital                                  900            900
  Retained earnings (deficit)                            (857,555)      (314,076)
                                                    -------------    -----------
             Total Stockholders' Equity (Deficit)        (856,555)      (313,076)
                                                    -------------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                         $   9,466,514    $ 4,752,916
                                                    =============    ===========

Note 1: The balance sheet at December 31, 1998, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                   Quarter Ended   Six Months Ended
                                                   June 30, 1999     June 30, 1999
                                                   -------------   ----------------
REVENUES
  Vehicle monthly lease payments                     $ 279,518        $ 442,530
  Amortization of down payments                         23,950           40,802
                                                     ---------        ---------

        Total Revenues                                 303,468          483,332
                                                     ---------        ---------

OPERATING EXPENSES
  Operating costs                                      118,910          170,613
  General and administrative                             9,733           13,413
  Depreciation and amortization                        257,966          461,704
  Impairment loss                                          -0-              -0-
                                                     ---------        ---------

        Total Operating Expenses                       386,609          645,730
                                                     ---------        ---------

Operating Loss                                         (83,141)        (162,398)
                                                     ---------        ---------

OTHER INCOME (EXPENSE)
Investment income                                       24,483           26,203
Other expense                                              -0-              -0-
Interest expense                                      (232,499)        (407,284)
Loss on sale of inventory                                  -0-              -0-
                                                     ---------        ---------

        Total Other Income (Expense)                  (208,016)        (381,081)
                                                     ---------        ---------

Provision for Federal Income Taxes                         -0-              -0-
                                                     ---------        ---------

Net Loss                                             $(291,157)       $(543,479)
                                                     =========        =========

Loss per share (basic and diluted)                   $  291.16        $  543.48

                        TRANSITION AUTO FINANCE II, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                  6 Months Ended
                                                                   June 30, 1999
                                                                  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $  (543,479)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                      461,704
     Amortization of down payments                                      (40,802)
     Impairment loss                                                        -0-
     Provision for allowance for doubtful accounts                          -0-
     (Gain) loss on sale of property                                        -0-
Net changes in operating assets and liabilities:
     Accounts receivable                                                    -0-
     Accrued liabilities                                                 43,718
     Deferred revenue                                                   261,407
                                                                    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        182,548
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                          (4,302,969)
   Cash proceeds from sale of property                                  156,148
                                                                    -----------
NET CASH (USED) BY INVESTING ACTIVITIES                              (4,146,821)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                   -0-
   Net advances (payments) to affiliates                               (129,846)
   Debt issuance costs                                                 (295,716)
   Proceeds from notes payable                                        5,122,600
                                                                    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             4,697,038
                                                                    -----------

NET INCREASE (DECREASE) IN CASH                                         732,765

CASH AND CASH EQUIVALENTS, beginning of period                        3,227,839
                                                                    -----------

CASH AND CASH EQUIVALENTS, end of period                            $ 3,960,604
                                                                    ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                         $   232,479
                                                                    ===========
   Income taxes                                                     $       -0-
                                                                    ===========

NON CASH INVESTING ACTIVITIES
Vehicles purchased during the six months ended June 30, 1999 with a net book value of $76,993 were reclassified from vehicles leased to vehicles held for sale.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 1999

NOTE 1:     BUSINESS ACTIVITY

            The Company was established to purchase motor vehicles and automobile lease contracts, collect and service automobile lease contracts and remarket motor vehicles upon termination of their o leases. A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows. Transition Leasing Management, Inc.
            (TLMI) owns 100% of the Company's common stock.

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

                                  JUNE 30, 1999


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

                                  JUNE 30, 1999


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

            CONCENTRATION OF CREDIT RISK

                  A majority of the lessees are residents of the Dallas/Fort Worth Metroplex. Vehicles are used as collateral for leases.

NOTE 3:     INVESTOR NOTES PAYABLE

            The Company has issued fixed rate redeemable asset-backed notes (Investor Notes) as follows:

                     1999 (YTD)            $5,122,000
                     1998                   4,780,000
                                           ----------
                                           $9,902,000
                                           ==========

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

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 1999


NOTE 3:     INVESTOR NOTES PAYABLE (CONTINUED)

            The following table represents Investor Notes outstanding at June 30, 1999:

                   Origination Date          Number of Notes         Note Amount
                   ----------------          ---------------         -----------
                     July 1998                      44               $  493,000
                     August 1998                   154                1,564,000
                     September 1998                 65                  474,000
                     October 1998                   65                  717,000
                     November 1998                 141                1,129,000
                     December 1998                  37                  403,000
                     January 1999                   48                  551,000
                     February 1999                  58                  837,000
                     March 1999                    164                2,069,000
                     April 1999                     37                  535,000
                     May 1999                       57                  586,000
                     June 1999                      52                  544,000
                          Totals                   922               $9,902,000
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

                                  JUNE 30, 1999


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter and six month period ended June 30, 1999. The Company had no active operations for the comparable periods in 1998. The balance sheet at December 31, 1998, as presented, is derived from the audited financial statements at that date.

General.

      As of June 30, 1999, the Company had sold $9,902,600 of its 11% Redeemable Secured Notes and had originated a total of 101 leases at a cost of approximately $2,216,181. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

Results of Operations: Three months ended June 30, 1999, and six months ended June 30,1999

      For the three months ended June 30, 1999, the company had received monthly contract lease payments of $279,518 and amortization of down payments of $23,950. For the six months period ended June 30, 1999, the Company had contract lease income of $442,530, and amortization of down payments of $40,802..

      Operating costs including general and administrative expenses were $128,643 for the second quarter of 1999 and $184,026 for the six month period ended June 30, 1999.

      Depreciation and amortization was $257,966 for the three months ended June 30, 1999, and $461,704 for the six month period ended June 30, 1999.

      Interest expense for the three months ended June 30, 1999, was $232,499 and $407,284 for the six month period ended June 30, 1999..

      Their was no loss on sale of inventory for the three month period or the six months .

      The net loss for the second quarter ended June 30, 1999, was $291,157 and $543,479 for the six months ended June 30, 1999.

Liquidity and Capital Resources

      As of June 30, 1999, the Company used cash of $4,146,821 in its investing activities and received from its financing activities.

      The Company's only source of liquidity in the future will be from the sale of its Notes and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 217 leases, included 11 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                    Vehicle                                    Total
                 # of    Gross Cost   Misc.     Total     Down       Sale     Sales Tax  Warranty  Marketing   Amount    Profit
              Contracts  Of Vehicle  Expenses  Payments  Payment    Amount     Credit     Rebate   Fee Paid   Received   (Loss)
Repossession      8       $144,338    $4,250   $41,021   $25,941    $ 80,850   $5,053     $1,990   $14,916    $139,939  ($ 8,650)
Early Payoff      3       $ 77,444    $    0   $36,878   $16,018    $ 51,548   $3,222     $    0   $ 9,317    $ 98,348   $20,904
                 --       --------    ------   -------   -------    --------   ------     ------   -------    --------  --------
Total            11       $221,782    $4,250   $77,899   $41,959    $132,398   $8,275     $1,990   $24,233    $238,287   $12,254

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the second quarter of 1999.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the six months ended June 30,
1999

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