Form 10QSB
period 1999-09-30
TRANSITION AUTO FINANCE II INC
filed 2002-03-20
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As September 30, 1999, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES | | NO |X|

================================================================================

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                                                                                                Page No.
                                                                                                                --------
PART I.  FINANCIAL INFORMATION
         ITEM 1.  Financial Statements

                  Balance Sheets...............................................................................     3
                    September 30, 1999 (Unaudited) and December 31, 1998

                  Statements of Income (Unaudited).............................................................     5
                    Quarter and nine months ended September 30, 1999

                  Statements of Cash Flows (Unaudited).........................................................     6
                    Nine Months ended September 30, 1999

                  Notes to  Financial Statements (Unaudited)...................................................     7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations...................................................................................    11

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings............................................................................    12

         ITEM 2.  Changes in Securities and Use of Proceeds....................................................    12

         ITEM 3.  Defaults Upon Senior Securities..............................................................    12

         ITEM 4.  Submission of Matters to a Vote of Security Holders..........................................    12

         ITEM 5.  Other Information............................................................................    12

         ITEM 6.  Exhibits and Reports on Form 8-K.............................................................    12

         Signatures............................................................................................    13

      In the opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                   9 months ended      FYE
                                                                      9/30/1999     12/31/1998
                                                                     (unaudited)   (See Note 1)
                                                                   --------------  ------------
CURRENT ASSETS
  Cash and cash equivalents                                          $ 3,188,292    $ 3,227,839
  Accounts receivable                                                    163,451            -0-
  Vehicles held for sale                                                 126,154        142,542
                                                                     -----------    -----------
      Total Current Assets                                             3,477,897      3,370,381
                                                                     -----------    -----------
PROPERTY, at cost
  Vehicles leased                                                      5,790,546        950,236
  Less accumulated depreciation                                         (755,658)       (40,813)
                                                                     -----------    -----------
      Net Property                                                     5,034,888        909,423
                                                                     -----------    -----------
OTHER ASSETS
  Debt issuance costs, net of amortization of $259,551 and $67,587       833,972        473,112
                                                                     -----------    -----------

TOTAL ASSETS                                                         $ 9,346,757    $ 4,752,916
                                                                     ===========    ===========

                        TRANSITION AUTO FINANCE II, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  FYE
                                                                                  ---
                                                            9 Months Ended     12/31/1998
                                                                9/30/99       ------------
                                                              (Unaudited)     (See Note 1)
                                                            --------------    ------------
CURRENT LIABILITIES
  Accrued liabilities                                        $    161,339     $    43,817
  Current portion of deferred revenue                             217,011             -0-
                                                             ------------     -----------
        Total Current Liabilities                                 378,350          43,817
                                                             ------------     -----------

OTHER LIABILITIES
  Due to affiliate                                                (44,912)         84,627
  Deferred revenue                                                308,285         157,548
  Investor notes payable                                       10,000,000       4,780,000
                                                             ------------     -----------
      Total Other Liabilities                                  10,263,373       5,022,175
                                                             ------------     -----------

TOTAL LIABILITIES                                              10,641,723       5,065,992
                                                             ------------     -----------

SUBORDINATED DEBT TO AFFILIATE                                          0             -0-
                                                             ------------     -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                          100             100
   Additional paid-in capital                                         900             900
   Retained earnings (deficit)                                 (1,295,966)       (314,076)
                                                             ------------     -----------
       Total Stockholders' Equity (Deficit)                    (1,294,966)       (313,076)
                                                             ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                 $  9,346,757     $ 4,752,916
                                                             ============     ===========

Note 1: The balance sheet at December 31, 1998, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                  Quarter Ended      Nine Months Ended
                                                September 30, 1999   September 30, 1999
                                                ------------------   ------------------
REVENUES

  Vehicle monthly lease payments                    $ 361,355          $   803,885
   Amortization of down payments                       68,847              109,649
                                                    ---------          -----------
        Total Revenues                                430,202              913,534
                                                    ---------          -----------

OPERATING EXPENSES

  Operating costs                                     130,221              300,834
  General and administrative                           27,395               40,808
  Depreciation and amortization                       508,318              970,022
  Impairment loss                                         -0-                  -0-
                                                    ---------          -----------
        Total Operating Expenses                      665,934            1,311,664
                                                    ---------          -----------

Operating Income (Loss)                              (235,732)            (398,130)
                                                    ---------          -----------

OTHER INCOME (EXPENSE)

Investment income                                      82,239              108,442
Other expense                                             -0-                  -0-
Interest expense                                     (198,186)            (605,470)
Loss on sale of inventory                             (86,731)             (86,731)
                                                    ---------          -----------
        Total Other Income (Expense)                 (202,678)            (583,759)
                                                    ---------          -----------

Provision for Federal Income Taxes                        -0-                  -0-
                                                    ---------          -----------

Net Loss                                            $(438,410)         $  (981,889)
                                                    =========          ===========

Loss per share ( basic and diluted)                 $  438.41          $    981.89

                        TRANSITION AUTO FINANCE II, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                9 Months Ended
                                                              September 30, 1999
                                                              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $  (981,889)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                      970,022
     Amortization of down payments                                     (109,649)
     Impairment loss                                                        -0-
     Provision for allowance for doubtful accounts                          -0-
     (Gain) loss on sale of property                                     86,731
Net changes in operating assets and liabilities:
     Accounts receivable                                               (163,451)
     Accrued liabilities                                                117,522
     Deferred revenue                                                   477,397
                                                                    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        396,683
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                          (5,125,218)
   Cash proceeds from sale of property                                  151,351
                                                                    -----------
NET CASH (USED) BY INVESTING ACTIVITIES                              (4,973,867)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                   -0-
   Net advances (payments) to affiliates                               (129,539)
   Debt issuance costs                                                 (552,824)
   Proceeds from notes payable                                        5,220,000
                                                                    -----------
NET CASH PROVIDED  BY FINANCING ACTIVITIES                            4,537,637
                                                                    -----------

NET INCREASE (DECREASE)  IN CASH                                        (39,547)
CASH AND CASH EQUIVALENTS, beginning of period                        3,227,839
                                                                    -----------

CASH AND CASH EQUIVALENTS, end of period                            $ 3,188,292
                                                                    ===========
CASH PAID DURING THE YEAR FOR
   Interest                                                         $   273,680
                                                                    ===========
   Income taxes                                                     $       -0-
                                                                    ===========

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 1999

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

                               SEPTEMBER 30, 1999

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

                               SEPTEMBER 30, 1999

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

            CONCENTRATION OF CREDIT RISK

                  A majority of the lessees are residents of the Dallas/Fort Worth Metroplex. Vehicles are used as collateral for leases.

NOTE 3:     INVESTOR NOTES PAYABLE

            The Company has issued fixed rate redeemable asset-backed notes (Investor Notes) as follows:

                        1999 (YTD)         $ 5,220,000
                        1998                 4,780,000
                                           -----------
                                           $10,000,000
                                           ===========

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

                               SEPTEMBER 30, 1999

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended and nine month period ended September 30, 1999. Prior to December 31, 1998, the Company kept its books on a cash basis but converted to an accrual basis on January 1, 1999. consequently financial information prior to December 31, 1998, is not available for comparative purposes. The Company's public offering of Asset-Backed Notes was not effective with the Securities and Exchange Commission until July 17, 1998, and no material business was conducted by the Company during the third quarter of 1998. The balance sheet at December 31, 1998, as presented, is derived from the audited financial statements at that date.

General.

      As of September 30,1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes and had originated a total of 150 leases at a cost of approximately $3,365,882. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

Results of Operations:Three months ended September 30, 1999, and nine months ended September 30, 1999

      For the three months ended September 30, 1999, the Company had received monthly contract lease payments of $361,355 and amortization of down payments of $68,847. For the nine month period ended September 30, 1999, the Company had contract lease income of $803,885, amortization of down payments of $109,649.

      Operating costs including general and administrative expenses were $157,616 for the third quarter of 1999 and were $341,642 for the nine months ended September 30, 1999.

      Depreciation and amortization was $508,318 for the three months ended September 30, 1999 and $970,022 for the nine months ended September 30, 1999.

      Interest expense for the three months ended September 30, 1999, was $198,186 and $605,470 for the nine months ended September 30, 1999.

      Loss on sale of inventory for the third quarter of 1999 and the nine months ended September 30, 1999,was $86,731 for each period. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

      The net loss for the three months ended September 30, 1999 was $438,410 and $981,889 for the nine months ended September 30, 1999.

Liquidity and Capital Resources

      As of September 30, 1999, the Company utilized cash of $4,973,867 in its investing activities and received $4,537,637 in its financing activities.

      The Company's only source of liquidity in the future will be proceeds from the sale of notes and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 266 leases, included 19 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                    Vehicle                                       Total
                 # of    Gross Cost   Misc.     Total      Down       Sale     Sales Tax  Warranty   Marketing    Amount    Profit
              Contracts  Of Vehicle  Expenses  Payments   Payment    Amount     Credit     Rebate    Fee Paid    Received   (Loss)
Repossession      13      $252,882    $5,360   $ 94,528   $42,354   $146,669    $ 9,167    $1,990    $24,353    $270,354   $12,113
Early Payoff       6      $158,023    $    0   $ 62,064   $31,348   $115,727    $ 7,233    $    0    $18,132    $198,239   $40,216
                  --      --------    ------   --------   -------   --------    -------    ------    -------    --------   -------
Total             19      $410,905    $5,360   $156,592   $73,702   $262,396    $16,400    $1,990    $42,485    $468,593   $52,329

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the Third quarter of 1999.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the six months ended September 30, 1999

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
                                                   Kenneth C. Lowe, President/
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
3.1   Articles of Incorporation of Transition Auto Finance II, Inc. *

3.2   Bylaws of Transition Auto Finance II, Inc. *

4.1   Form of Indenture between Transition Auto Finance II, Inc. and Trust
      Management, Inc., as Trustee ***

4.2   Form of Secured Note Due June 30, 2002 (included in Article Two of
      Indenture filed as Exhibit 4.1)

10.1  Form of Master Contract Purchase Agreement between Transition Auto Finance
      II, Inc. and Transition Leasing Management, Inc. **

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