Form 10KSB40
period 1999-12-31
TRANSITION AUTO FINANCE II INC
filed 2002-03-20
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                       COMMISSION FILE NUMBER: 33-49261-D


                        TRANSITION AUTO FINANCE II, INC.
               (Exact name of registrant as specified in charter)


                 TEXAS                                          75-2753067
     (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                      Identification Number)


       5422 ALPHA RD., SUITE 100,
              DALLAS, TEXAS                                        75240
(Address of principal executive offices)                         (Zip code)


         Issuer's telephone number, including area code: (972) 404-0042

           Securities registered pursuant to section 12(b) of the Act:

  Title of Class: NONE           Name of each exchange on which registered: NONE

        Securities registered pursuant to section 12(g) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,480,675

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1999, the issuer had 1,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I............................................................................................................3

Item 1. Description of Business...................................................................................3
Item 2. Description of Property...................................................................................4
Item 3. Legal Proceedings.........................................................................................4
Item 4. Submission of Matters to a Vote of Security Holders.......................................................4

PART II...........................................................................................................4

Item 5. Market for Common Equity and Related Stockholder Matters..................................................4
Item 6. Management's Discussion and Analysis or Plan of Operations................................................5
Item 7. Financial Statements and Supplementary Data...............................................................6
Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.....................19

PART III.........................................................................................................19

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the
         Exchange Act............................................................................................19
Item 10. Executive Compensation..................................................................................20
Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Stockholders...................20
Item 12. Certain Relationships and Related Transactions..........................................................21
Item 13. Exhibits and Reports on Form 8-K........................................................................22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         As of July 17, 1998, Transition Auto Finance II, Inc.'s (the "Company") offering (the "Offering") of 11% Redeemable Secured Notes (the "Notes") was declared effective by the United States Securities & Exchange Commission (the "Commission"). As of December 31, 1999, the end of the period covered by this Report, (i) the Company had sold Notes in an aggregate principal amount of $10,000,000 and (ii) the Company's operating assets consisted of 298 leased vehicles and the lease contracts related thereto, and five vehicles were held in inventory following repossession. Of the Company's 298 lease contracts at December 31, 1999, 164 were leases newly originated by Transition Leasing Management, Inc. ("Transition Leasing") in fiscal 1999 and 116 were existing leases purchased by the Company from Transition Auto Finance, Inc., a wholly-owned lease financing subsidiary of Transition Leasing formed in 1994 that is similar to the Company. As of December 31, 1999, the Company had paid as and when due all installment payments owed on the Notes since their issuance.

         The Company is a wholly-owned single-purpose corporate subsidiary of Transition Leasing and is engaged in the business of purchasing new or late-model vehicles and concurrently therewith entering into lease contracts of such vehicles to customers.

         The Company was incorporated under the laws of the State of Texas on March 17, 1998. The Company is a subsidiary of Transition Leasing.

         The Company was established for the sole purposes of purchasing vehicles from third parties and leasing them to consumers pursuant to lease contracts, collecting and servicing the lease contracts, obtaining capital through borrowings or through sale of debt or equity securities to invest in such lease contracts, remarketing the leased vehicles upon termination of their lease contracts, and all related business activities. During the year ended December 31, 1999, the Company purchased 116 vehicles and lease contracts related thereto from Transition Auto Finance, Inc. All other vehicles and lease contracts acquired by the Company during 1999 were acquired by the Company directly from lease originations by Transition Leasing.

         The funds necessary to purchase the lease contracts or leased vehicles were initially provided solely from the sale of the Notes in the Offering. In addition to the proceeds of the Offering, subject to the prior payment of interest due upon the Notes and payment of certain allowed expenses, the collection proceeds from the lease contracts have and will continue to be used by the Company to purchase or acquire additional lease contracts until the Sinking Fund Trigger Date. The Sinking Fund Trigger Date will be no later than August 25, 2000. While the Notes remain outstanding, the Company is prohibited from engaging in any business other than the purchase and acquisition of the leased vehicles and the lease contracts, the collection and servicing of the lease contracts (including repossession and resale of the leased vehicles collateral), remarketing of the leased vehicles upon termination of the lease contracts, and from incurring any additional indebtedness other than the allowed expenses permitted under the Indenture and any other amounts incurred in the ordinary course of its business.

         The Contracts purchased or acquired by the Company relate primarily to leased vehicles in the middle range of the new and late model automobile market, where consumer retail prices typically range from $15,000 to $30,000. The Company purchased most of the new lease contracts originated by Transition Leasing. Transition Leasing originates automobile lease contracts through new automobile franchise dealers, independent automobile dealers, independent leasing companies, automobile auctions, and other sources. Transition Leasing leases new and late model automobiles to individuals who do not have access to other sources of consumer credit because they do not meet the credit standards imposed by automobile retailers or banking institutions, generally because they have past credit problems or non-prime credit ratings. Frequently, the reason that such an individual may have a non-prime credit rating is that, at some time in the past, he has defaulted on one or more financial obligations, or he has filed for relief under the bankruptcy laws, or both.

         In originating the lease contracts, Transition Leasing takes a more flexible approach and applies a more subjective analysis than those taken by traditional automobile financing sources in determining an applicant's suitability for loan approval. Transition Leasing endeavors to determine whether the applicant's prior credit problems were a result of job displacement, financial hardship beyond the applicant's control or other circumstances that are not indicative of the applicant's current financial condition or payment performance. In addition, Transition Leasing seeks customers that have stable employment providing regular income and possess a strong need to acquire transportation. The Company only purchases or acquires lease contracts that satisfy the lease criteria established in the Indenture and the lease Servicing Agreement between the Company and Transition Leasing (as servicer), and believes that the quality and performance of the lease contracts are enhanced through the consistent application by Transition Leasing of predetermined purchasing, origination and collection criteria established in the Indenture and the Servicing Agreement.

         Transition Leasing and the Company are required to obtain and maintain certain licenses and qualifications to do business in Texas and other states. Transition Leasing and the Company have obtained such licenses.

         There is substantial competition in the business of selling and leasing motor vehicles and the financing thereof. In addition, a number of institutions, including banks, have entered the automobile financing business with respect to high risk, non-prime credit borrowers and compete against Transition Leasing and the Company for the best high risk borrowers. The Company believes, however, that it currently has few competitors in the leasing of new and late-model used motor vehicles to individuals who have had prior credit problems. The Company competes to some extent with providers of alternative financing services, secondary finance companies such as used car dealer groups, or other firms with greater financial and marketing resources than the Company.

         As of the end of the period covered by this Report the Company had, and as of the date of this Report the Company has, no employees and its operations are conducted through Transition Leasing, which services the vehicle leases pursuant to which the Company leases and will lease vehicles.

ITEM 2. DESCRIPTION OF PROPERTY

         As of December 31, 1999, the Company's principal executive offices have been located within the offices of Transition Leasing at 5422 Alpha Road, Suite 100, Dallas, Texas 75240, and its telephone number is (972) 404-0042. As of December 31, 1999, the offices were in suitable condition for the performance of normal and customary activities of the Company. The offices are leased by the Company from Gaines Stanley, on a term of six months renewals for $1,835 per month.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, instituted against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no market for the Company's common stock. All shares of the common stock are owned by Transition Leasing. No cash dividends have ever been declared with respect to the common stock. In accordance with the Trust Indenture, no dividends are allowed.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

General.

         As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes and had leased a total of 209 vehicles at a cost of approximately $3,580,400. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000. At year-end the Company had received monthly contract lease payments of $1,291,440 and amortization of down payments of $189,235.

         The company had total revenues in fiscal 1999 of $1,480,675 compared to $57,542 in fiscal 1998. Total Operating expenses for 1999 were $3,202,869 compared to $255,705 for 1998. Operating expenses for 1999 included depreciation of $1,980,308 and $108,400 for 1998. Also included in 1999 operating expenses was an impairment loss of $617,684 which was a result of the Company adopting Financial Accounting Standards Board Statement No. 121. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. The Company no longer purchases existing lease contracts from other sources, including affiliates and consequently does not anticipate future impairment losses. The net loss after depreciation for 1999 was $2,673,128 and $314,076 for 1998.

Liquidity and Capital Resources.

         During the twelve months ended December 31, 1999, the Company utilized cash of $6,324,808 in its investing activities and received $4,784,875 in its financing activities compared to cash of $1,092,778 provided by investing activities and received $4,324,929 in its financing activities during Fiscal 1998. The Company's only source of liquidity in the future will be from its remaining proceeds from the sale of notes and its monthly lease payments after interest and other allowed expenses.

Results of Operations

         The Company originated 164 new leases in the twelve months ended December 31, 1999 at a cost of $3,580,408 compared to 45 at a cost of $1,035,923 for the same period in 1998. In February 1999, the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000. The average cost of vehicles leased in the 12 months ended December 31, 1999 was $21,831 versus $23,020 for the same period in 1998. The lower average cost of vehicles in 1999 is primarily the result of an increase in the percentage of used vehicle purchased. In 1998 approximately 37.8% of total vehicles purchased were used versus 42.7% in fiscal 1999. Used vehicles typically have lower average purchase prices than new vehicles. At December 31, 1999, the Company had a total of 325 leases, including 27 which resulted in early terminations.

         Operating cost including general and administrative expenses increased $457,572 or 310.6% from $147,305 in fiscal 1998 to $604,877 in fiscal 1999. The increase in operating costs and general and administrative expenses is primarily due to fiscal 1998 not having a full year of production. The company was formed on March 17, 1998 and the company did not lease its first vehicle until July of 1998 when the Company broke escrow.

         Depreciation and amortization was $1,980,308 in fiscal 1999 and $108,400 for the same period in 1998. The increase is the result of only a partial year investment in property during fiscal 1998.

         Investment income in Fiscal 1999 was $139,437 versus $21,261 for 1998. The increase in interest income reflected the higher average cash balances on hand during 12 months ended December 31, 1999 versus the March 17, 1998 (inception) to fiscal year-end December 31, 1998.

Interest expense for the twelve months ended December 31, 1999 was $972,343 opposed to $137,174 for the same period in 1998, an increase of $835,169 or 608.8%. The increased interest expense was due to the increased average investor notes outstanding for fiscal 1999 versus 1999.

         Loss on sale of inventory in the year ended December 31, 1999 was $107,276. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle. No vehicles were sold in 1998.

         The net loss for fiscal 1999 was $2,673,128 compared to $314,076 for 1998. The increased loss in 1999 of $2,359,052 was primarily due to higher depreciation and amortization and impairment loss.

         The Company's portfolio, which consisted of 325 leases, included 27 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                    Vehicle                                   Total
                 # of    Gross Cost   Misc.     Total     Down       Sale    Sales Tax  Warranty  Marketing   Amount   Profit
              Contracts  Of Vehicle  Expenses  Payments  Payment    Amount    Credit     Rebate   Fee Paid   Received  (Loss)
Repossession         17  $  312,163  $  8,295  $134,704  $ 52,569  $166,369  $  10,398  $  3,110  $  30,227  $336,923  $16,465
Early Payoff         10  $  301,424  $    457  $107,075  $ 58,100  $232,310  $  14,519  $  2,169  $  33,514  $380,659  $78,778
              ---------  ----------  --------  --------  --------  --------  ---------  --------  ---------  --------  -------
Total                27  $  613,587  $  8,752  $241,779  $110,669  $398,679  $  24,917  $  5,279  $  63,741  $717,582  $95,243

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company are included beginning immediately following the index to the financial statements.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                     PAGE
                                                                                                     ----
Independent Auditor's Report                                                                            9

Balance Sheets at December 31, 1999 and 1998                                                           10

Statements of Income for the years ended December 31, 1999 and 1998                                    11

Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998                      12

Statements of Cash Flows for the years ended December 31, 1999 and 1998                                13

Notes to Financial Statements                                                                       14-18

                        TRANSITION AUTO FINANCE II, INC.

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 1999 AND 1998

Board of Directors
Transition Auto Finance II, Inc.



                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Transition Auto Finance II, Inc. (the Company) as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity (deficit), and cash flows for the year ended December 31, 1999 and the period March 17, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and the period March 17, 1998 (inception) through December 31, 1998 in conformity with generally accepted accounting principles.

SPROUSE & WINN, L.L.P.



Austin, Texas
February 8, 2000

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 and 1998


                                                       ASSETS
                                                                                        1999            1998
                                                                                    ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                                         $  2,483,593    $  3,227,839
  Accounts receivable                                                                    310,338             -0-
  Vehicles held for sale                                                                 213,052         142,542
                                                                                    ------------    ------------
      Total Current Assets                                                             3,006,983       3,370,381
                                                                                    ------------    ------------

PROPERTY, at cost
  Vehicles leased                                                                      6,988,584         950,236
  Less accumulated depreciation                                                       (1,890,738)        (40,813)
                                                                                    ------------    ------------
      Net Property                                                                     5,097,846         909,423
                                                                                    ------------    ------------

OTHER ASSETS
  Debt issuance costs, net of amortization of $335,651 and $67,587                       766,116         473,112
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $  8,870,945    $  4,752,916
                                                                                    ============    ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued liabilities                                                               $    519,702    $     43,817
                                                                                    ------------    ------------

OTHER LIABILITIES
  Due to affiliate                                                                       210,569          84,627
  Deferred revenue                                                                       755,548         157,548
  Investor notes payable                                                              10,000,000       4,780,000
                                                                                    ------------    ------------
      Total Other Liabilities                                                         10,966,117       5,022,175
                                                                                    ------------    ------------
                                                                                      11,485,819       5,065,992
TOTAL LIABILITIES
                                                                                         371,330             -0-
SUBORDINATED DEBT TO AFFILIATE

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,                                    100             100
      issued and outstanding
   Additional paid-in capital                                                                900             900
   Retained earnings (deficit)                                                        (2,987,204)       (314,076)
                                                                                    ------------    ------------
       Total Stockholders' Equity (Deficit)                                           (2,986,204)       (313,076)
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                                        $  8,870,945    $  4,752,916
                                                                                    ============    ============



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
         THE PERIOD MARCH 17, 1998 (INCEPTION) THROUGH DECEMBER 31, 1998


                                                                                        1999            1998
                                                                                    ------------    ------------
REVENUES

  Vehicle monthly lease payments                                                    $  1,291,440    $     46,752
   Amortization of down payments                                                         189,235          10,790
                                                                                    ------------    ------------

        Total Revenues                                                                 1,480,675          57,542
                                                                                    ------------    ------------

OPERATING EXPENSES

  Operating costs                                                                        557,531         127,079
  General and administrative                                                              47,346          20,226
  Depreciation and amortization                                                        1,980,308         108,400
  Impairment loss                                                                        617,684             -0-
                                                                                    ------------    ------------

        Total Operating Expenses                                                       3,202,869         255,705
                                                                                    ------------    ------------
                                                                                      (1,722,194)       (198,163)
                                                                                    ------------    ------------
Operating Loss

OTHER INCOME (EXPENSE)

Investment income                                                                        139,437          21,261
Other expense                                                                            (10,752)            -0-
Interest expense                                                                        (972,343)       (137,174)
Loss on sale of inventory                                                               (107,276)            -0-
                                                                                    ------------    ------------

        Total Other Income (Expense)                                                    (950,934)       (115,913)
                                                                                    ------------    ------------
                                                                                             -0-             -0-
                                                                                    ------------    ------------
Provision for Federal Income Taxes
                                                                                    $ (2,673,128)   $   (314,076)
                                                                                    ============    ============
Net Loss

Loss per share (basic and diluted)                                                  $      2,673    $        314



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
         THE PERIOD MARCH 17, 1998 (INCEPTION) THROUGH DECEMBER 31, 1998


                                  COMMON STOCK                                      TOTAL
                                 ---------------   ADDITIONAL     RETAINED      STOCKHOLDERS'
                                                     PAID-IN      EARNINGS         EQUITY
                                 SHARES   AMOUNT     CAPITAL      (DEFICIT)       (DEFICIT)
                                 ------   ------   -----------   -----------    -------------
Balance at March 17, 1998           -0-   $  -0-          $-0-   $       -0-    $         -0-
  (inception)

   Issued 1,000 shares at $.10
     par value                    1,000      100           900           -0-            1,000

   Net loss                         -0-      -0-           -0-      (314,076)        (314,076)
                                 ------   ------   -----------   -----------    -------------
Balance at December 31, 1998      1,000      100           900      (314,076)        (313,076)
   Net loss                         -0-      -0-           -0-    (2,673,128)      (2,673,128)
                                 ------   ------   -----------   -----------    -------------
Balance at December 31, 1999      1,000   $  100   $       900   $(2,987,204)   $  (2,986,204)
                                 ======   ======   ===========   ===========    =============



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
         THE PERIOD MARCH 17, 1998 (INCEPTION) THROUGH DECEMBER 31, 1999


                                                                            1999            1998
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $ (2,673,128)   $   (314,076)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                         1,980,308         108,400
     Amortization of down payments                                          (189,235)        (10,790)
     Impairment loss                                                         617,684             -0-
     (Gain) loss on sale of property                                         107,276             -0-
Net changes in operating assets and liabilities:
     Accounts receivable                                                    (310,338)            -0-
     Accrued liabilities                                                     475,885          43,817
     Deferred revenue                                                        787,235         168,337
                                                                        ------------    ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                             795,687          (4,312)
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                               (6,810,374)     (1,092,778)
   Cash proceeds from sale of property                                       485,566             -0-
                                                                        ------------    ------------
NET CASH (USED) BY INVESTING ACTIVITIES                                   (6,324,808)     (1,092,778)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                        -0-           1,000
   Net advances (payments) to affiliates                                     125,942          84,628
   Debt issuance costs                                                      (561,067)       (540,699)
   Proceeds from notes payable                                             5,220,000       4,780,000
                                                                        ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  4,784,875       4,324,929
                                                                        ------------    ------------

NET INCREASE (DECREASE) IN CASH                                             (744,246)      3,227,839

CASH AND CASH EQUIVALENTS, beginning of year                               3,227,839             -0-
                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                                  $  2,483,593    $  3,227,839
                                                                        ============    ============

CASH PAID DURING THE YEAR FOR
   Interest                                                             $    924,450    $     93,358
                                                                        ============    ============
   Income taxes                                                         $        -0-    $        -0-
                                                                        ============    ============

NON-CASH INVESTING ACTIVITIES
Vehicles purchased during 1999 with a net book value of $213,052 were reclassified from vehicles leased to vehicles held for sale at December 31, 1999

Transition Auto Finance II, Inc. assumed $371,330 of subordinated debt due to its parent from another affiliate in 1999

Vehicles purchased during 1998 with a net book value of $142,542 were reclassified from vehicles leased to vehicles held for sale as December 31, 1998



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


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

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1999 AND 1998


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

                           The Company adopted Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. An impairment loss of $617,684 has been recorded in these financial statements for the year ended December 31, 1999.

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

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1999 AND 1998


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

                  CONCENTRATION OF CREDIT RISK

                           A majority of the lessees are residents of the Dallas/Fort Worth Metroplex. Vehicles are used as collateral for leases.

NOTE 3:           INVESTOR NOTES PAYABLE

                  The Company has issued fixed rate redeemable asset-backed notes (Investor Notes) as follows:

                                     1999                   $ 5,220,000
                                     1998                     4,780,000
                                                            -----------
                                                            $10,000,000

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

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1999 AND 1998


NOTE 3:           INVESTOR NOTES PAYABLE (CONTINUED)

                  The following table represents Investor Notes outstanding at December 31, 1999:

Origination Date   Number of Notes   Note Amount
----------------   ---------------   -----------
July 1998                       44   $   493,000
August 1998                    154     1,564,000
September 1998                  65       474,000
October 1998                    65       717,000
November 1998                  141     1,129,000
December 1998                   37       403,000
January 1999                    48       551,000
February 1999                   58       837,000
March 1999                     164     2,069,000
April 1999                      37       535,000
May 1999                        57       586,000
June 1999                       52       504,000
July 1999                       17       138,000
                   ---------------   -----------
Totals                         939   $10,000,000
                   ===============   ===========

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

                  The Company has a deferred tax asset as of December 31, 1999 and 1998 (primarily from net operating loss carryforward), which has been completely offset by recognition of a valuation allowance.

                  The Company has a net operating loss (NOL) carryforward of approximately $1,450,000 and $260,000 for the year ended December 31, 1999 and the period ended December 31, 1998, respectively. The Company's NOL carryforward expires between December 31, 2012 and December 31, 2019.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1999 AND 1998


NOTE 5:           RELATED PARTIES

                  The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid TLMI $530,329 in 1999 and $97,582 in 1998 for servicing, documentation and marketing fees. The Company also has a payable to TLMI for $194,489 and $84,627 as of December 31, 1999 and 1998, respectively.

NOTE 6:           DEFERRED REVENUE

                  Current year deferred revenue is as follows:

Down payments as of March 17, 1998                          $     -0-
Down payments received                                        182,375
Amortization of down payments and forfeitures during 1998     (24,827)
                                                            ---------
   Down payments as of December 31, 1998                      157,548
Down payments received                                        787,235
Amortization of down payments and forfeitures during 1999    (189,235)
                                                            ---------
   Down payments as of December 31, 1999                    $ 755,548
                                                            =========

NOTE 7:           SUBORDINATED DEBT TO AFFILIATE

                  The Company assumed a liability of $371,330 due to TLMI. This debt is subordinated to all other Company liabilities and can not be repaid before any other creditors or investors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


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

         The names, ages, backgrounds and principal occupations of the directors and executive officers of the Company as of December 31, 1999 are set forth below:

         Kenneth C. "Ken" Lowe, age 65, has served as a director, Vice President and Secretary of the Company from October 1994 until July 1996 and as a director, President and Secretary of the Company since July 1996. Since 1993, Mr. Lowe has been Vice President of Young & Lowe, Inc., a private investment banking firm. From 1990 to 1992, Mr. Lowe was President of Custom Data Services, a company that specialized in financial data processing and from 1988 to 1990, Mr. Lowe was President of Westside Communications, which provided telephone equipment service to commercial customers. Mr. Lowe has a Master's of Business Administration from Southern Methodist University and over 20 years of experience in investment banking.

         Terry Scharig, age 45, has served as Vice President of the Company since April 1998. From 1994 to 1997 Mr. Scharig was employed by CKS Securities as a wholesaler of syndicated public offerings. From 1985 to 1994 Mr. Scharig was employed by A.B. Culbertson as a licensed representative specializing in the sale of fixed income securities. Mr. Scharig holds a Bachelors Degree of Science from Kansas State University.

         Randall K. Lowe, age 31, has served as Vice President of the Company since July 1998. Prior to joining the Company and since 1994, Mr. Lowe served as a credit analyst for Bank One in New Orleans, Louisiana and Dallas, Texas. From 1991 to 1994 Mr. Lowe was a credit analyst and branch office manager for Whitney National Bank, N.A. in New Orleans. Mr. Lowe holds a Bachelor of Science degree from Tulane University. Randall Lowe is the son of Ken Lowe.

         Lori Chauvin, age 39 has served as Manager of Customer Service for the Company since September 1998. Prior to joining the Company and since 1991, Ms. Chauvin was a paralegal for a Dallas law firm. Ms. Chauvin is responsible for lease payment collections and supervises all repossessions.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

         The following table sets forth information, as of December 31, 1999, relating to the beneficial ownership of the Company's Common Stock by any person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.

                                           Shares of      Percentage of
Name of Shareholder                     Common Stock(1)   Common Stock
-------------------                     ---------------   -------------
Transition Leasing Management, Inc.               1,000             100%
5422 Alpha Road
Suite 100
Dallas, Texas 75240

Kenneth C. Lowe                                       0(2)            0
Terry Scharig                                         0               0
Randall K. Lowe                                       0               0
Lori Chauvin                                          0               0

Total                                             1,000             100%

All officers and directors as a group                 0             100%

(1) The information as to beneficial ownership of Common Stock has been furnished by the respective shareholders, directors and officers of the Company.

(2) The directors of Transition Leasing could be deemed to share voting and investment powers over the shares of Common Stock owned of record by Transition Leasing. The sole director of Transition Leasing is Kenneth
         C. Lowe. The sole owners of the common stock of Transition Leasing are Kenneth C. Lowe and Randall K. Lowe. Transition Leasing has a number of preferred shareholders, who have limited voting rights and who may convert their preferred shares into shares of Transition Leasing common stock. The preferred shareholders, on a fully diluted basis, will not own more than 20% of Transition Leasing's voting securities.

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

         Due to excessive cost, and oftentimes dealer fraud, the Company no longer purchases extended warranties from dealers who refer customers to the Company when used cars are involved. The Company now purchases extended warranties from Newcastle Services, Inc. where the cost of the warranty is substantially less and the potential for dealer fraud is eliminated. Dealer fraud is a common problem on extended warranties. The Company does not anticipate that extended warranties will be purchased in large quantities since the majority of its leases involve new vehicles that are covered by the stated manufacturers warranty. Newcastle Services, Inc. is owned by Ken Lowe, the majority owner of Transition Leasing Management, Inc., who owns 100% of the stock of the Company.

         The terms of the agreement (the "Servicing Agreement") pursuant to which Transition Leasing provides lease purchasing, administration and collection services to the Company were not negotiated at arm's-length but were determined unilaterally by the management of Transition Leasing. Thus, there are real and ongoing conflicts of interest with respect to the Servicing Agreement. The Company did not and does not intend to seek competitive bids from other providers of lease purchasing, administration and collection services. There has been no independent determination of the fairness and reasonableness of the terms of these transactions and relationships. Thus, there is no assurance that such services could not have been obtained from an unaffiliated third party in arm's-length negotiations on terms more favorable to the Company. Under the terms of the Servicing Agreement, Transition Leasing was paid a servicing fees and a releasing fee and was entitled to reimbursement for its expenses incurred in connection with the repossession, remarketing, repair and resale of leased vehicles out of the proceeds from such resales. Transition Leasing retained the fees as compensation and reimbursement for its services in administering the purchase of contracts and Noteholder relations. The Company may terminate the Servicing Agreement, but it is unlikely that the Company will do so in light of the control of the Company by Leasing.

         In addition, the terms of the new contracts purchased or acquired by the Company that are originated by Transition Leasing were not negotiated at arm's-length but were determined unilaterally by Transition Leasing. With respect to such new contracts originated by Transition Leasing, Transition Leasing received 57.5% of each customer's down payment with respect to the Contract as a Marketing Fee.

         Transition Leasing does not currently provide purchase and collection services for any other party, including affiliates. Transition Leasing, however, may agree in the future, to purchase and service contracts for itself, its affiliates and other unrelated parties. The Company has the right to purchase additional contracts originated by Transition Leasing from the net collection proceeds on its existing contracts until the Sinking Fund Trigger Date of August 25, 2000 or an event of default as defined in the Trust Indenture. Management of Transition Leasing will have real and ongoing conflicts of interest in determining whether to make available to the Company any automobile lease contracts that it originates or to retain or acquire the contracts for its own benefit or for the benefit of affiliated parties, including future subsidiaries to be engaged in the same business as the Company. Transition Leasing has determined that all automobile lease contracts purchased or originated by it that satisfy the Company's contract criteria will be made available to the Company, to the extent that the Company has funds available for such purchases.

         The Company used 1.5% or $150,000 of the gross proceeds from the Offering to reimburse Transition Leasing, the Company's parent, for offering and organizational expenses paid by it.

         The Company has joined in a Tax Sharing Agreement with Transition Leasing. In general, under the terms of this agreement, Transition Leasing is responsible for making all payments of federal income taxes due with respect to the Affiliated Group to the Internal Revenue Service and all payments of state and local consolidated, combined and unitary income taxes due with respect to the Affiliated Group to the applicable state and local authorities. Under applicable federal tax laws; however, if Transition Leasing fails to make such payments of tax, the other members of the Affiliated Group, including the Company, would be responsible for making such payments. The Company has a net operating loss (NOL) carryforward of approximately $1,450,000 and $260,000 for the year ended December 31, 1999 and the period ended December 31, 1998, respectively. The Company's NOL carryforward expires between December 31, 2012 and December 31, 2019.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Financial Statements

         The following financial statements are filed as a part of this Form 10-KSB:

                  The Index to Financial Statements is set out in Item 7 herein.

         Exhibits

         The following exhibits are filed as exhibits to this report on Form 10-KSB:

                  The information required is set forth in the Index to Exhibits accompanying this Form 10-KSB.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of 1999.

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       (Registrant) Transition Auto Finance II,
                                       Inc.


                                       By /s/ Kenneth C. Lowe
                                         ---------------------------------------
                                         Kenneth C. Lowe, President/Chief
                                         Executive Officer

                                       Date March 19, 2002
                                           ---------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       By /s/ Kenneth C. Lowe
                                         ---------------------------------------
                                         Kenneth C. Lowe, President/Chief
                                         Financial Officer

                                       Date March 19, 2002
                                           ---------------------


                                       By /s/ Kenneth C. Lowe
                                         ---------------------------------------
                                         Kenneth C. Lowe, Director

                                       Date March 19, 2002
                                           ---------------------

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------
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