Form 10QSB
period 2000-03-31
TRANSITION AUTO FINANCE II INC
filed 2002-03-20
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                   ----------

                       Commission file number: 33-49261-D

                        TRANSITION AUTO FINANCE II, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         TEXAS                                          75-2753067
(State of incorporation)                 (I.R.S. employer identification number)

   8144 Walnut Hill Lane, SUITE 680,
             DALLAS, TEXAS                                75231
(Address of principal executive offices)                (Zip code)

                   Issuer's telephone number, including area code: (214)360-9966

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As March 31,2000, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES | | NO |X|

================================================================================

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                                                             Page No.
                                                                             --------
PART I. FINANCIAL INFORMATION

    ITEM 1. Financial Statements

      Balance Sheets ......................................................     3
        March 31, 2000 (Unaudited) and December 31, 1999

      Statements of Income (Unaudited) ....................................     5
        Quarter and three months ended March 31, 2000 and March 31, 1999

      Statements of Cash Flows (Unaudited) ................................     6
        Three Months ended March 31, 2000 and March 31, 1999

      Notes to  Financial Statements (Unaudited) ..........................     7

    ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations .................    11

PART II. OTHER INFORMATION

    ITEM 1. Legal Proceedings .............................................    12

    ITEM 2. Changes in Securities and Use of Proceeds .....................    12

    ITEM 3. Defaults Upon Senior Securities ...............................    12

    ITEM 4. Submission of Matters to a Vote of Security Holders ...........    12

    ITEM 5. Other Information .............................................    13

    ITEM 6. Exhibits and Reports on Form 8-K ..............................    13

    Signatures ............................................................    14

      In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                        3 months ended            FYE
                                                                           3/31/2000          12/31/1999
                                                                          (unaudited)        (See Note 1)
                                                                          -----------        ------------
CURRENT ASSETS
  Cash and cash equivalents                                               $   557,666        $ 2,483,593
  Accounts receivable                                                         206,074            310,338
  Vehicles held for sale                                                      196,574            213,052
                                                                          -----------        -----------
      Total Current Assets                                                    960,314          3,006,983
                                                                          -----------        -----------

PROPERTY, at cost
  Vehicles leased                                                           9,426,180          6,988,584
  Less accumulated depreciation                                            (2,061,008)        (1,890,738)
                                                                          -----------        -----------
      Net Property                                                          7,365,172          5,097,846
                                                                          -----------        -----------

OTHER ASSETS
  Debt issuance costs, net of amortization of $413,752 and $335,651           703,090            766,116
                                                                          -----------        -----------

TOTAL ASSETS                                                              $ 9,028,576        $ 8,870,945
                                                                          ===========        ===========

                        TRANSITION AUTO FINANCE II, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               3 Months Ended            FYE
                                                                  3/31/2000          12/31/1999
CURRENT LIABILITIES                                              (Unaudited)        (See Note 1)
                                                                 -----------        ------------
  Accrued liabilities                                           $    626,055        $    519,702
  Current portion of deferred revenue                                517,237             309,216
                                                                ------------        ------------
      Total Current Liabilities                                    1,143,292             828,918
                                                                ------------        ------------

OTHER LIABILITIES
  Due to affiliate                                                   211,792             210,569
  Deferred revenue                                                   685,642             446,332
  Investor notes payable                                          10,000,000          10,000,000
                                                                ------------        ------------
      Total Other Liabilities                                     10,897,434          10,656,901
                                                                ------------        ------------

TOTAL LIABILITIES                                                 12,040,726          11,485,819
                                                                ------------        ------------

SUBORDINATED DEBT TO AFFILIATE                                       371,330             371,330
                                                                ------------        ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                             100                 100
   Additional paid-in capital                                            900                 900
   Retained earnings (deficit)                                    (3,384,480)         (2,987,204)
                                                                ------------        ------------
      Total Stockholders' Equity (Deficit)                        (3,383,480)         (2,986,204)
                                                                ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                    $  9,028,576        $  8,870,945
                                                                ============        ============

      Note 1: The balance sheet at December 31, 1999, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                       Three Months Ended    Three Months Ended
                                           March 31, 2000        March 31, 1999
                                           --------------        --------------
REVENUES

  Vehicle monthly lease payments                $ 475,390             $ 163,012
   Amortization of down payments                  111,254                16,852
                                                ---------             ---------

        Total Revenues                            586,644               179,864
                                                ---------             ---------

OPERATING EXPENSES

  Operating costs                                 345,169                51,703
  General and administrative                       15,052                 3,680
  Depreciation and amortization                   374,640               203,738
  Impairment loss                                     -0-                   -0-
                                                ---------             ---------

        Total Operating Expenses                  734,861               259,121
                                                ---------             ---------

Operating Income (Loss)                          (148,217)              (79,257)
                                                ---------             ---------

OTHER INCOME (EXPENSE)

Investment income                                  25,700                 1,720
Other income (expense)                             17,684                   -0-
Interest expense                                 (275,130)             (174,785)
Loss on sale of inventory                         (17,314)                  -0-
                                                ---------             ---------

        Total Other Income (Expense)             (249,060)             (173,065)
                                                ---------             ---------

Provision for Federal Income Taxes                    -0-                   -0-
                                                ---------             ---------

Net Loss                                        $(397,277)            $(252,322)
                                                =========             =========

Loss per share (basic and diluted)              $  397.28             $  252.32

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                               3 Months Ended     3 Months Ended
                                                               March 31, 2000     March 31, 1999
                                                               --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $  (397,277)       $  (252,322)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                    374,640            203,738
     Amortization of down payments                                   (111,254)           (16,852)
     Impairment loss                                                      -0-                -0-
     Provision for allowance for doubtful accounts                        -0-                -0-
     (Gain) loss on sale of property                                   17,314                -0-
Net changes in operating assets and liabilities:
     Accounts receivable                                              104,265                -0-
     Accrued liabilities                                              106,353             31,707
     Deferred revenue                                                 558,585             90,995
                                                                  -----------        -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      652,626             57,266
                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                        (2,694,648)        (3,276,319)
   Cash proceeds from sale of property                                129,948             25,000
                                                                  -----------        -----------
NET CASH (USED) BY INVESTING ACTIVITIES                            (2,564,700)        (3,251,319)
                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                 -0-                -0-
   Net advances (payments) to affiliates                                1,223           (129,846)
   Debt issuance costs                                                (15,076)          (305,612)
   Proceeds from notes payable                                            -0-          3,459,000
                                                                  -----------        -----------
NET CASH PROVIDED  BY FINANCING ACTIVITIES                            (13,853)         3,023,542
                                                                  -----------        -----------

NET INCREASE (DECREASE)  IN CASH                                   (1,925,927)          (170,511)

CASH AND CASH EQUIVALENTS, beginning of period                      2,483,593          3,227,839
                                                                  -----------        -----------

CASH AND CASH EQUIVALENTS, end of period                          $   557,666        $ 3,057,328
                                                                  ===========        ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                       $   275,100        $   143,158
                                                                  ===========        ===========
   Income taxes                                                   $       -0-        $       -0-
                                                                  ===========        ===========

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2000

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

                                 MARCH 31, 2000

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

                                 MARCH 31, 2000

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

NOTE 3:     INVESTOR NOTES PAYABLE

            The Company has issued fixed rate redeemable asset-backed notes (Investor Notes) as of December 1999 in the amount of $10,000,000.

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

                                 MARCH 31, 2000

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

            The Company has a deferred tax asset as of December 31, 1999 (primarily from net operating loss carryforward), which has been completely offset by recognition of a valuation allowance.

            The Company has a net operating loss (NOL) carryforward of approximately $1,450,000 for the year ended December 31, 1999. The Company's NOL carryforward expires between December 31, 2011 and December 31, 2019.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended March 31, 2000. The balance sheet at December 31, 1999, as presented, is derived from the audited financial statements at that date.

General.

      As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

Results of Operations: Three months ended March 31, 2000 compared to three months ended March 31,1999

      For the three months ended March 31, 2000, the company had received monthly contract lease payments of $475,390 and amortization of down payments of $111,254. For the same period in 1999, the Company had contract lease income of $163,012, amortization of down payments of $16,852. The increase in monthly lease payments of $312,378 for the three month period ended March 31, 2000, compared to the same period in 1999, was primarily due to the Company's limited scope of operation in the first quarter of 1999.

      Operating costs including general and administrative expenses were $360,221 for the first quarter of 2000 compared to $55,383 for the same period in 1999. The Company had limited production capabilities in the first quarter of 1999.

      Depreciation and amortization was $374,640 for the three months ended March 31, 2000, compared to $203,738 for the same period in 2000. The increase of $170,902 for the first quarter of 2000 was due to additional leases added to the Company's portfolio as of March 31, 2000.

      Interest expense for the three months ended March 31, 2000, was $275,130 compared to $174,785 for the same period in 1999.. The increase in interest expense for the second quarter of 2000 was due to a larger amount of notes outstanding at March 31, 2000, than for the same period in 1999.

      Loss on sale of inventory for the first quarter of 2000 was $17,314 compared to zero losses for the same period in 1999. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

      The net loss for the first quarter ended March 31, 2000 was $397,277 compared to a loss of $252,322 for the same period in 1999. The higher loss for the 2000 period reflects the higher operating costs consisting primarily of marketing fees for the increased lease activity for the first quarter of 2000, compared to the to the same period in 1999.

Liquidity and Capital Resources

      During the three months ended March 31, 2000, the Company had used $2,564,700 in its investing activities and $13,853 in its financing activities. For the same period in 1999, the Company utilized cash of $3,251,319 in its investing activities and received $3,023,542 in its financing activities.

      The Company's only source of liquidity in the future will be from proceeds from the sale of notes and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 450 leases, included 47 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                    Vehicle                                       Total
                # of     Gross Cost    Misc.     Total      Down      Sale    Sales Tax   Warranty  Marketing     Amount     Profit
              Contracts  Of Vehicle  Expenses   Payments   Payment   Amount     Credit     Rebate    Fee Paid    Received    (Loss)
Repossession      24      $444,553    $10,822   $193,150  $ 76,605  $229,869   $14,367     $3,864    $ 40,254   $  477,601  $ 22,226
Early Payoff      23      $546,082    $   457   $230,390  $112,259  $395,439   $24,715     $4,008    $ 64,656   $  702,156  $155,617
                  --      --------    -------   --------  --------  --------   -------     ------    --------   ----------  --------
Total             47      $990,635    $11,279   $423,540  $188,864  $625,308   $39,082     $7,872    $104,910   $1,179,757  $177,843

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the First quarter of 2000.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended March 31, 2000

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRANSITION AUTO FINANCE II, INC.
                                        ----------------------------------------
                                                     (Registrant)


Date: March 19, 2002                            /s/ KENNETH C. LOWE
      --------------------              ----------------------------------------
                                              Kenneth C. Lowe, President/
                                              Chief Executive Officer


Date: March 19, 2002                            /s/ KENNETH C. LOWE
      --------------------              ----------------------------------------
                                              Kenneth C. Lowe, President/
                                              Chief Operating Officer


Date: March 19, 2002                            /s/ KENNETH C. LOWE
      --------------------              ----------------------------------------
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