Form 10QSB
period 2000-06-30
TRANSITION AUTO FINANCE II INC
filed 2002-03-20
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As June 30, 2000, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): Yes | | No |X|

================================================================================

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                                                              Page No.
                                                                              --------
PART I.  FINANCIAL INFORMATION

    ITEM 1. Financial Statements

         Balance Sheets ...................................................      3
           June 30, 2000 (Unaudited) and December 31, 1999

         Statements of Income (Unaudited) .................................      5
           Quarter and six months ended June 30, 2000 and June 30, 1999

         Statements of Cash Flows (Unaudited) .............................      6
           Six Months ended June 30, 2000 and June 30, 1999

         Notes to  Financial Statements (Unaudited) .......................      7

    ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations .................     11

PART II. OTHER INFORMATION

    ITEM 1. Legal Proceedings .............................................     12

    ITEM 2. Changes in Securities and Use of Proceeds .....................     12

    ITEM 3. Defaults Upon Senior Securities ...............................     13

    ITEM 4. Submission of Matters to a Vote of Security Holders ...........     13

    ITEM 5. Other Information .............................................     13

    ITEM 6. Exhibits and Reports on Form 8-K ..............................     13

    Signatures ............................................................     14

      In the opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      6 months ended         FYE
                                                                         6/30/2000        12/31/1999
                                                                        (unaudited)      (See Note 1)
                                                                        -----------      ------------
CURRENT ASSETS
  Cash and cash equivalents                                             $   449,352      $ 2,483,593
  Accounts receivable                                                       357,401          310,338
  Vehicles held for sale                                                        -0-          213,052
                                                                        -----------      -----------
      Total Current Assets                                                  806,753        3,006,983
                                                                        -----------      -----------

PROPERTY, at cost
  Vehicles leased                                                         9,571,624        6,988,584
  Less accumulated depreciation                                          (2,197,660)      (1,890,738)
                                                                        -----------      -----------
      Net Property                                                        7,373,964        5,097,846
                                                                        -----------      -----------

OTHER ASSETS
  Debt issuance costs, net of amortization of $491,874 and $335,651         624,968          766,116
                                                                        -----------      -----------

TOTAL ASSETS                                                            $ 8,805,685      $ 8,870,945
                                                                        ===========      ===========

                        TRANSITION AUTO FINANCE II, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                             6 Months Ended          FYE
                                                                6/30/2000        12/31/1999
CURRENT LIABILITIES                                            (Unaudited)      (See Note 1)
                                                               -----------      ------------
  Accrued liabilities                                         $    231,860      $    519,702
  Current portion of deferred revenue                              558,693           309,216
                                                              ------------      ------------
        Total Current Liabilities                                  790,553           828,918
                                                              ------------      ------------

OTHER LIABILITIES
  Due to affiliate                                                 186,726           210,569
  Deferred revenue                                                 711,064           446,332
  Investor notes payable                                        10,000,000        10,000,000
                                                              ------------      ------------
      Total Other Liabilities                                   10,897,790        10,656,901
                                                              ------------      ------------

TOTAL LIABILITIES                                               11,688,343        11,485,819
                                                              ------------      ------------

SUBORDINATED DEBT TO AFFILIATE                                     371,330           371,330
                                                              ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                           100               100
   Additional paid-in capital                                          900               900
   Retained earnings (deficit)                                  (3,254,988)       (2,987,204)
                                                              ------------      ------------
      Total Stockholders' Equity (Deficit)                      (3,253,988)       (2,986,204)
                                                              ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                  $  8,805,685      $  8,870,945
                                                              ============      ============

      Note 1: The balance sheet at December 31, 1999, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                       Quarter Ended   Six Months Ended    Quarter Ended   Six Months Ended
                                       June 30, 2000      June 30, 2000    June 30, 1999      June 30, 1999
                                       -------------      -------------    -------------      -------------
REVENUES

  Vehicle monthly lease payments           $ 732,218        $ 1,207,608        $ 279,518          $ 442,530
   Amortization of down payments             148,062            259,316           23,950             40,802
                                           ---------        -----------        ---------          ---------

        Total Revenues                       880,280          1,466,924          303,468            483,332
                                           ---------        -----------        ---------          ---------

OPERATING EXPENSES

  Operating costs                             70,137            415,306          118,910            170,613
  General and administrative                     294             15,346            9,733             13,413
  Depreciation and amortization              421,542            796,182          257,966            461,704
  Impairment loss                                -0-                -0-              -0-                -0-
                                           ---------        -----------        ---------          ---------

        Total Operating Expenses             491,973          1,226,834          386,609            645,730
                                           ---------        -----------        ---------          ---------

Operating Income (Loss)                      388,307            240,090          (83,141)          (162,398)
                                           ---------        -----------        ---------          ---------

OTHER INCOME (EXPENSE)

Investment income                              1,816             27,516           24,483             26,203
Other income (expense)                           -0-             17,684              -0-                -0-
Interest expense                            (275,100)          (550,230)        (232,499)          (407,284)
Loss on sale of inventory                     14,469             (2,845)             -0-                -0-
                                           ---------        -----------        ---------          ---------

        Total Other Income (Expense)        (258,815)          (507,875)        (208,016)          (381,081)
                                           ---------        -----------        ---------          ---------

Provision for Federal Income Taxes               -0-                -0-              -0-                -0-
                                           ---------        -----------        ---------          ---------

Net Profit (Loss)                          $ 129,492        $  (267,785)       $(291,157)         $(543,479)
                                           =========        ===========        =========          =========

Earning (Loss) per share (basic and
diluted)                                   $  129.49        $   (267.79)       $ (291.16)         $ (543.48)

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                               6 Months Ended     6 Months Ended
                                                                June 30, 2000      June 30, 1999
                                                                -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $  (267,785)       $  (543,479)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                    796,182            461,704
     Amortization of down payments                                   (259,316)           (40,802)
     Impairment loss                                                      -0-                -0-
     Provision for allowance for doubtful accounts                        -0-                -0-
     (Gain) loss on sale of property                                    2,845                -0-
Net changes in operating assets and liabilities:
     Accounts receivable                                              (47,063)               -0-
     Accrued liabilities                                             (287,842)            43,718
     Deferred revenue                                                 773,525            261,407
                                                                  -----------        -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      710,546            182,548
                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                        (3,029,161)        (4,302,969)
   Cash proceeds from sale of property                                323,293            156,148
                                                                  -----------        -----------
NET CASH (USED) BY INVESTING ACTIVITIES                            (2,705,868)        (4,146,821)
                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                 -0-                -0-
   Net advances (payments) to affiliates                              (23,843)          (129,846)
   Debt issuance costs                                                (15,076)          (295,716)
   Proceeds from notes payable                                            -0-          5,122,600
                                                                  -----------        -----------
NET CASH PROVIDED  BY FINANCING ACTIVITIES                            (38,919)         4,697,038
                                                                  -----------        -----------

NET INCREASE (DECREASE)  IN CASH                                   (2,034,241)           732,765

CASH AND CASH EQUIVALENTS, beginning of period                      2,483,593          3,227,839
                                                                  -----------        -----------

CASH AND CASH EQUIVALENTS, end of period                          $   449,352        $ 3,960,604
                                                                  ===========        ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                       $   550,200        $   232,479
                                                                  ===========        ===========
   Income taxes                                                   $       -0-        $       -0-
                                                                  ===========        ===========

NON-CASH INVESTING ACTIVITIES

Vehicles purchased during the six months ended June 30, 2000 with a net book value of $76,993 were reclassified from vehicles leased to vehicles held for sale.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2000

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

                                  JUNE 30, 2000

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

                                  JUNE 30, 2000

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

                                  JUNE 30, 2000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended and six-month period ended June 30, 2000. The balance sheet at December 31, 1999, as presented, is derived from the audited financial statements at that date.

General.

      As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

Results of Operations: Three months ended June 30, 2000, compared to three months ended June 30,1999

      For the three months ended June 30, 2000 the Company had received monthly contract lease payments of $732,218 and amortization of down payments of $148,062. For the same period in 1999, the Company had contract lease income of $279,518, amortization of down payments of $23,950. The increase in monthly contract lease payments of $452,700 for the three month period ended June, 30, 2000, compared to the same period in 1999, was the result of a substantial increase in lease activity for the 2000 period compared to the same period in 1999.

      Operating costs including general and administrative expenses were $70,431 for the second quarter of 2000 compared to $128,643 for the same period in 1999. The decline in operating expenses for the second quarter of 2000 compared to the second quarter in 1999 was due to fewer marketing fees paid in the 2000 quarter. Marketing fees vary depending on the level of lease activity in a given period.

      Depreciation and amortization was $421,542 for the three months ended June 30, 2000, compared to $257,966 for the same period in 1999. The increase for the 2000 period reflects the increased number of leases on the company's books.

      Interest expense for the three months ended June 30, 2000, was $275,100 compared to $232,499 for the same period in 2000.

      Gain on sale of inventory for the second quarter of 2000 was $14,469 compared to no losses for the same period in 1999. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

      The net profit for the second quarter ended June 30, 2000 was $129,492 compared to a loss of $291,157 for the same period in 1999. The profit for the 2000 period reflects the large number of leases added in the quarter ended June 30, 2000.

Results of Operations: Six- month period ended June 30, 2000 compared to six months ended June 30,1999

      Total revenue for the six months ended June 30, 2000 was $1,466,924 compared to $483,332 for the same period in 1999. The increase in revenue for the 2000 period was due to a substantial increase in lease activity compared to the same period in 1999.

      Operating costs and expenses were $430,652 for the six-month period ended June 30, 2000 compared to $184,026 for the same period in 1999, an increase in 2000 of $246,626, or 134%. The increase was primarily due to marketing fees paid as a result of an increase in lease production for the six month period ending June 30, 2000.

      Depreciation and amortization for the six months ended June 30, 2000 was $796,182, compared to $461,704 for the same period in 1999. The increase in depreciation for the 2000 period was due to a larger number of vehicles leased in the 2000 period than in the 1999 period.

      Interest expense for the six months ended June 30, 2000 was $550,230 compared to 407,284 for the same period in 1999. The increase in interest expense in the 2000 period was due to a larger number of notes outstanding in 2000 than in the 1999 period.

      Loss on sale of inventory for the six month ended June 30, 2000 was $2,845 to no losses loss for the same period in 1999.

      The Company had a loss of $ 267,785 for the six months ended June 30, 2000 compared to a loss of $543,479 for the same period in 1999. The decreased loss of $275,694 was primarily due to an increase in revenue for the 2000 period of $983,592.

Liquidity and Capital Resources

      During the six months ended June 30, 2000 the Company had cash used in its investing activities of $2,705,868 and used $38,919 in its financing activities. For the same period in 1999, the Company utilized cash of $4,146,821 in its investing activities and received $4,697,038 in its financing activities.

      The Company's only source of liquidity in the future will be from its remaining cash from note sales and monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 478 leases, included 63 leases resulting in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                   Vehicle                                     Total
                # of     Gross Cost    Misc.    Total      Down      Sale    Sales Tax  Warranty  Marketing    Amount     Profit
              Contracts  Of Vehicle  Expenses  Payments  Payment    Amount    Credit     Rebate    Fee Paid   Received    (Loss)
Repossession      28     $  549,185   $12,074  $263,237  $ 92,775  $265,169   $16,573    $ 4,545   $ 49,552  $  592,748  $ 31,488
Early Payoff      35     $  807,921   $   457  $334,344  $159,798  $591,519   $36,970    $ 7,385   $ 91,990  $1,038,025  $229,647
                  --     ----------   -------  --------  --------  --------   -------    -------   --------  ----------  --------
Total             63     $1,357,106   $12,531  $597,581  $252,573  $856,688   $53,543    $11,930   $141,542  $1,630,773  $261,135

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the second quarter of 2000.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the six months ended June 30,
      2000

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