Form 10QSB
period 2000-09-30
TRANSITION AUTO FINANCE II INC
filed 2002-03-20
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As September 30, 2000, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): Yes | | No |X|

================================================================================

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                                                              Page No.
                                                                              --------
PART I.  FINANCIAL INFORMATION

    ITEM 1. Financial Statements

         Balance Sheets ...................................................      3
           September 30, 2000 (Unaudited) and December 31, 1999

         Statements of Income (Unaudited) .................................      5
           Quarter and nine months ended September 30, 2000 and
           September 30, 1999

         Statements of Cash Flows (Unaudited) .............................      6
           Nine Months ended September 30, 2000 and September 30, 1999

         Notes to d Financial Statements (Unaudited) ......................      7

    ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations .................     11

PART II. OTHER INFORMATION

    ITEM 1. Legal Proceedings .............................................     12

    ITEM 2. Changes in Securities and Use of Proceeds .....................     12

    ITEM 3. Defaults Upon Senior Securities ...............................     13

    ITEM 4. Submission of Matters to a Vote of Security Holders ...........     13

    ITEM 5. Other Information .............................................     13

    ITEM 6. Exhibits and Reports on Form 8-K ..............................     13

    Signatures ............................................................     14

      In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      9 months ended         FYE
                                                                         9/30/2000        12/31/1999
                                                                        (unaudited)      (See Note 1)
                                                                        -----------      ------------
CURRENT ASSETS
  Cash and cash equivalents                                             $   418,219      $ 2,483,593
  Accounts receivable                                                       298,145          310,338
  Vehicles held for sale                                                    235,118          213,052
                                                                        -----------      -----------
      Total Current Assets                                                  951,482        3,006,983
                                                                        -----------      -----------

PROPERTY, at cost
  Vehicles leased                                                         9,227,365        6,988,584
  Less accumulated depreciation                                          (2,277,998)      (1,890,738)
                                                                        -----------      -----------
      Net Property                                                        6,949,367        5,097,846
                                                                        -----------      -----------

OTHER ASSETS
  Debt issuance costs, net of amortization of $570,220 and $335,651         548,427          766,116
                                                                        -----------      -----------

TOTAL ASSETS                                                            $ 8,449,276      $ 8,870,945
                                                                        ===========      ===========

                        TRANSITION AUTO FINANCE II, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                             9 Months Ended         FYE
                                                                9/30/2000        12/31/1999
CURRENT LIABILITIES                                            (Unaudited)      (See Note 1)
                                                               -----------      ------------
  Accrued liabilities                                         $     51,108      $    519,702
  Current portion of deferred revenue                              473,480           309,216
                                                              ------------      ------------
        Total Current Liabilities                                  524,588           828,918
                                                              ------------      ------------

OTHER LIABILITIES
  Due to affiliate                                                 171,707           210,569
  Deferred revenue                                                 710,221           446,332
  Investor notes payable                                        10,000,000        10,000,000
                                                              ------------      ------------
      Total Other Liabilities                                   10,881,928        10,656,901
                                                              ------------      ------------

TOTAL LIABILITIES                                               11,406,516        11,485,819
                                                              ------------      ------------

SUBORDINATED DEBT TO AFFILIATE                                     371,330           371,330
                                                              ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                           100               100
   Additional paid-in capital                                          900               900
   Retained earnings (deficit)                                  (3,329,570)       (2,987,204)
                                                              ------------      ------------
       Total Stockholders' Equity (Deficit)                     (3,328,570)       (2,986,204)
                                                              ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                  $  8,449,276      $  8,870,945
                                                              ============      ============

      Note 1: The balance sheet at December 31, 1999, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                     Quarter Ended       Nine Months Ended       Quarter Ended       Nine Months Ended
                                   September 30, 2000    September 30, 2000    September 30, 1999    September 30, 1999
                                   ------------------    ------------------    ------------------    ------------------
REVENUES
  Vehicle monthly lease payments            $ 626,862           $ 1,834,470             $ 361,355           $   803,885
  Amortization of down payments               158,098               417,414                68,847               109,649
                                            ---------           -----------             ---------           -----------
        Total Revenues                        784,960             2,251,884               430,202               913,534
                                            ---------           -----------             ---------           -----------

OPERATING EXPENSES

  Operating costs                             123,007               538,313               130,221               300,834
  General and administrative                    4,942                20,288                27,395                40,808
  Depreciation and amortization               438,995             1,235,177               508,318               970,022
  Impairment loss                                 -0-                   -0-                   -0-                   -0-
                                            ---------           -----------             ---------           -----------

        Total Operating Expenses              566,944             1,793,778               665,934             1,311,664
                                            ---------           -----------             ---------           -----------

Operating Income (Loss)                       218,016               458,106              (235,732)             (398,130)
                                            ---------           -----------             ---------           -----------

OTHER INCOME (EXPENSE)
Investment income                               2,116                29,632                82,239               108,442
Other income (expense)                              1                17,685                   -0-                   -0-
Interest expense                             (275,100)             (825,330)             (198,186)             (605,470)
Loss on sale of inventory                     (19,615)              (22,460)              (86,731)              (86,731)
                                            ---------           -----------             ---------           -----------

    Total Other Income (Expense)             (292,598)             (800,473)             (438,410)             (583,759)
                                            ---------           -----------             ---------           -----------

Provision for Federal Income                      -0-                   -0-                   -0-                   -0-
Taxes                                       ---------           -----------             ---------           -----------

Net Loss                                    $ (74,582)          $  (342,367)            $(438,410)          $  (981,889)
                                            =========           ===========             =========           ===========

Loss per share (basic and                   $   74.58           $    342.37             $  438.41           $    981.89
diluted)

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                9 Months Ended        9 Months Ended
                                                              September 30, 2000    September 30, 1999
                                                              ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $  (342,367)          $  (981,889)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                     1,235,177               970,022
     Amortization of down payments                                      (417,414)             (109,649)
     Impairment loss                                                         -0-                   -0-
     Provision for allowance for doubtful accounts                           -0-                   -0-
     (Gain) loss on sale of property                                      22,460                86,731
Net changes in operating assets and liabilities:
     Accounts receivable                                                  12,193              (163,451)
     Accrued liabilities                                                (468,594)              117,522
     Deferred revenue                                                    845,567               477,397
                                                                     -----------           -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         887,022               396,683
                                                                     -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                           (3,222,933)           (5,125,218)
   Cash proceeds from sale of property                                   326,199               151,351
                                                                     -----------           -----------
NET CASH (USED) BY INVESTING ACTIVITIES                               (2,896,734)           (4,973,867)
                                                                     -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                    -0-                   -0-
   Net advances (payments) to affiliates                                 (38,862)             (129,539)
   Debt issuance costs                                                   (16,800)             (552,824)
   Proceeds from notes payable                                               -0-             5,220,000
                                                                     -----------           -----------
NET CASH PROVIDED  BY FINANCING ACTIVITIES                               (55,662)            4,537,637
                                                                     -----------           -----------

NET INCREASE (DECREASE)  IN CASH                                      (2,065,374)              (39,547)

CASH AND CASH EQUIVALENTS, beginning of period                         2,483,593             3,227,839
                                                                     -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                             $   418,219           $ 3,188,292
                                                                     ===========           ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                          $   825,300           $   273,680
                                                                     ===========           ===========
   Income taxes                                                      $       -0-           $       -0-
                                                                     ===========           ===========

NON-CASH INVESTING ACTIVITIES

Vehicles purchased during the nine months ended September 30, 2000 with a net book value of $235,118 were reclassified from vehicles leased to vehicles held for sale.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2000

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

                               SEPTEMBER 30, 2000

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

                               SEPTEMBER 30, 2000

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

                               SEPTEMBER 30, 2000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter and the nine months ended September 30, 2000. The d balance sheet at December 31, 1999, as presented, is derived from the audited financial statements at that date.

General.

      As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes.

Results of Operations: Three months ended September 30, 2000, compared to the three- months ended September 30, 1999.

      For the three months ended September 30, 2000 the Company had received monthly contract lease payments of $626,862 and amortization of down payments of $158,098. For the same period in 1999, the Company had contract lease income of $361,355, amortization of down payments of $68,847. The increase in total revenues of $354,758 for the three month period ended September 30, 2000, compared to the same period in 1999, was the cumulative effect of lease activity since September 30, 1999.

      Operating costs including general and administrative expenses were $127,949 for the third quarter of 2000 compared to $157,616 for the same period in 1999. The decrease in operating costs for the third quarter of 2000 was $29,667 which represented lower operating costs and marketing fees paid during the period.

      Depreciation and amortization was $438,995 for the three months ended September 30, 2000, compared to $508,318 for the same period in 1999.

      Interest expense for the three months ended September 30, 2000, was $275,100 compared to $ 198,186 for the same period in 1999. The increase in interest expense for the third quarter of 2000 was due to a larger number of notes outstanding than in 1999.

      Loss on sale of inventory for the third quarter of 2000 was $19,615 compared to a loss of $86,731 for the same period in 1999. The smaller loss on inventory for 2000 reflects fewer repossessions than in the 1999 period. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

      The net loss for the third quarter ended September 30, 2000 was $ 74,582 compared to a loss of $ 438,410 for the same period in 1999. The lower loss for the 2000 period reflects a higher number of new lease added and the marketing fees paid on those leases.

Results of Operations: Nine- month period ended September 30, 2000 compared to nine months ended September 30, 1999

      Total revenue for the nine months ended September 30, 2000 was $2,251,884 compared to $913,534 for the same period in 1999. The increase for the 2000 period represented a full years leasing activity for the Company.

      Operating costs and general and administrative expenses were $558,601 for the nine month period ended September 30, 2000 compared to $341,642 for the same period in 1999. The increase of $216,959 for the 2000 period was due to higher marketing fees paid due to a higher level of lease activity than for the same period in 1999.

      Depreciation and amortization for the nine months ended September 30, 2000 was $ 1,235,177 compared to $970,022 for the same period in 1999. The increase in the 2000 period represents the additional lease activity during the nine months ended September 30, 2000. .

      Interest expense for the nine months ended September 30, 2000 was $825,330 compared to $ 605, 470 for the same period in 1999. The increase in interest expense for the nine months ended September 30, 2000 was due to the increase in notes outstanding for that period.

      Loss on sale of inventory for the nine months ended September 30, 2000 was$22,460 compared to $86,731 for the same period in 1999. The loss on sale of inventory was less in the 2000 period due to fewer repossessions than in the 1999 period.

      The Company had a loss of $342,367 for the nine months ended September 30, 2000 compared to a loss of $981,889 for the same period in 1999. The reduced loss for the 2000 period was due to an increase in revenue of $1,338,350 over the same period in 1999.

Liquidity and Capital Resources

      As of September 30, 2000, the Company used cash of $2,896,734 in its investing activities and used $55,662 in its financing activities. For the same period in 1999, the Company utilized cash of $4,973,867 in its investing activities and received $4,537,637 in its financing activities.

      The Company's only source of liquidity in the future will be from its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 504 leases, included 80 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                    Vehicle                                      Total
                # of     Gross Cost    Misc.     Total    Down        Sale     Sales Tax  Warranty  Marketing    Amount     Profit
              Contracts  Of Vehicle  Expenses  Payments  Payment     Amount     Credit     Rebate   Fee Paid    Received    (Loss)
Repossession      36     $  694,628   $14,226  $308,284  $120,192  $  346,969   $20,484    $ 7,567  $ 65,316   $  738,180  $ 29,325
Early Payoff      44     $  983,532   $   457  $405,283  $188,365  $  729,124   $43,169    $ 8,050  $108,417   $1,265,573  $281,584
                  --     ----------   -------  --------  --------  ----------   -------    -------  --------   ----------  --------
Total             80     $1,678,160   $14,683  $713,567  $308,557  $1,076,093   $63,653    $15,617  $173,733   $2,003,753  $310,909

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the third quarter of 2000.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the nine months ended September 30, 2000

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