Form 10KSB40
period 2000-12-31
TRANSITION AUTO FINANCE II INC
filed 2002-03-20
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                       COMMISSION FILE NUMBER: 33-49261-D


                        TRANSITION AUTO FINANCE II, INC.
               (Exact name of registrant as specified in charter)


                         TEXAS                                                        75-2753067
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification Number)


          8144 WALNUT HILL LANE, SUITE 680,
                     DALLAS, TEXAS                                                       75231
       (Address of principal executive offices)                                       (Zip code)


         Issuer's telephone number, including area code: (214) 360-9966

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $3,101,263

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2000, the issuer had 1,000 shares of common stock outstanding.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         As of July 17, 1998, Transition Auto Finance II, Inc.'s (the "Company") offering (the "Offering") of 11% Redeemable Secured Notes (the "Notes") was declared effective by the United States Securities & Exchange Commission (the "Commission"). As of December 31, 2000, the end of the period covered by this Report, (i) the Company had sold Notes in an aggregate principal amount of $10,000,000 and (ii) the Company's operating assets consisted of 394 leased vehicles and the lease contracts related thereto, and six vehicles were held in inventory following repossession. Of the Company's 394 active lease contracts at December 31, 2000, 387 were leases newly originated by Transition Leasing Management, Inc. ("Transition Leasing") and 116 were existing leases purchased by the Company from Transition Auto Finance, Inc., a wholly-owned lease financing subsidiary of Transition Leasing formed in 1994 that is similar to the Company. As of December 31, 2000 the Company had 52 and 57 leases that were terminated early for repossession and early payoff respectively. As of December 31, 2000, the Company had paid as and when due all installment payments owed on the Notes since their issuance.

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

         The funds necessary to purchase the lease contracts or leased vehicles were initially provided solely from the sale of the Notes in the Offering. In addition to the proceeds of the Offering, subject to the prior payment of interest due upon the Notes and payment of certain allowed expenses, the collection proceeds from the lease contracts were used by the Company to purchase or acquire additional lease contracts until the Sinking Fund Trigger Date August 25, 2000. Starting August 25, 2000 all proceeds have been deposited into the Sinking Fund account and the Company ceased to acquire additional new vehicles. In October 2000, a partial redemption of Notes was initiated by the Trustee in accordance with Sec. 3.1 of the Indenture. Sec. 3.1 provides that when less than all of the Notes are to be redeemed, the Trustee shall select the Notes to be redeemed among the holders of the Notes by lot or other method selected by the Trustee. Three of the most common methods used in partial redemptions are: (1) pro-rata, (2) by lot/lottery and (3) first in-first out
(FIFO). The trustee chose the selection method to be by lottery. While the Notes remain outstanding, the Company is prohibited from engaging in any business other than the purchase and acquisition of the leased vehicles and the lease contracts, the collection and servicing of the lease contracts (including repossession and resale of the leased vehicles collateral), remarketing of the leased vehicles upon termination of the lease contracts, and from incurring any additional indebtedness other than the allowed expenses permitted under the Indenture and any other amounts incurred in the ordinary course of its business.

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

ITEM 2. DESCRIPTION OF PROPERTY

         As of December 31, 2000, the Company's principal executive offices have been located within the offices of Transition Leasing at 8144 Walnut Hill Lane, Suite 680, Dallas, Texas 75231, and its telephone number is (214) 360-9966. As of December 31, 2000, the offices were in suitable condition for the performance of normal and customary activities of the Company. The offices are leased by the Company from Prentiss Properties, on a term of three years for $6,069.71 per month.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, instituted against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the fourth quarter of 2000.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

General.

         As of December 31, 2000, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes and had originated a total of 391 leases at a cost of approximately $7,946,493. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000. At year-end the Company had received monthly contract lease payments of $2,424,801 and amortization of down payments of $676,462. An additional $ 959,624 of down payments were carried as deferred revenue.

         The company had total revenues in fiscal 2000 of $3,101,263 compared to $1,480,675 in fiscal 1999. Total Operating expenses for 2000 were $2,370,472 compared to $3,202,869 for 1999. Operating expenses for 2000 included depreciation of $1,661,075 and $1,980,308 for 1999. The net loss after depreciation for 2000 was $397,569 and $2,673,128 for 1999.

Liquidity and Capital Resources

         During the twelve months ended December 31, 2000, the Company utilized cash of $2,444,868 in its investing activities and $582,137 in its financing activities compared to cash of $6,324,808 provided by investing activities and $4,784,485 in its financing activities during fiscal 1999. The Company's only source of liquidity in the future will be from its remaining proceeds from the sale of notes and its monthly lease payments after interest and other allowed expenses.

Results of Operations

         The Company originated 181 new leases in the twelve months ended December 31, 2000 at a cost of $3,365,095 compared to 165 at a cost of $3,580,400 for the same period in 1999. In February 1999, the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000. At December 31, 2000, the Company had a total of 394 leases, including 109 which resulted in early terminations.

         Operating cost including general and administrative expenses increased $104,520 or 17.3% from $604,877 in fiscal 1999 to $709,397 in fiscal 2000. The increase in operating costs and general and administrative expenses is due to higher cost associated with repossessing vehicles and legal and administrative costs for a larger total of leased vehicles.

         At year end 1999, the Company recorded a loss from impairment of $617,684. No impairment loss was recorded for the twelve month period ended December 31, 2000.

         Investment income in Fiscal 1999 was $139,437 versus $30,437 for 2000. The decline in interest income reflected the higher investment of Note proceeds in lease contracts for the twelve months ended December 31, 2000.

         Interest expense for the twelve months ended December 31, 2000 was $1,091,488 opposed to $972,343 for the same period in 1999, an increase of $119,145 or 12.3%. The increased interest expense was due to the investor notes being outstanding for the entire year of 2000.

         Loss on sale of inventory in the year ended December 31, 2000 was slightly higher ($16,179) than for the same period in 1999. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

         The net loss decreased in fiscal 2000 to $397,569 from $2,673,128 in 1999. The decrease in net loss was due to an increase in revenues of $1,620.588, a decrease in total expenses of $654,971, and a significant reduction in idle assets in the form of cash.

         The Company's portfolio, which consisted of 507 leases, included 109 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                                          Vehicle
                      # of       Gross Cost       Misc.        Total         Down           Sale       Sales Tax
                    Contracts    Of Vehicle     Expenses      Payments      Payment        Amount        Credit

Repossession               52    $1,134,461    $   19,481    $  416,999    $  215,841    $  589,229    $   31,179
Early Payoff               57    $1,260,197    $      457    $  496,224    $  268,158    $  911,957    $   52,474
                   ----------    ----------    ----------    ----------    ----------    ----------    ----------
Total                     109    $2,394,658    $   19,938    $  913,223    $  483,999    $1,501,186    $   83,653

                                                 Total
                   Warranty      Marketing       Amount        Profit
                     Rebate       Fee Paid      Received       (Loss)

Repossession       $   14,588    $  120,314    $1,147,522    $   (6,421)
Early Payoff       $    9,613    $  146,903    $1,591,523    $  330,869
                   ----------    ----------    ----------    ----------
Total              $   24,201    $  267,217    $2,739,045    $  324,448

Note: The above results on early termination does not include any allowance for interest expense

         Early payoffs as of December 31, 2000, were 57 compared to 10 at December 31, 1999, an increase of 47 or 470%. As a percent of total leases early payoffs in 1999 were 2.8% and 11.3% in 2000. Although most early payoffs result in a profit to the Company, a high percentage of early payoffs is not considered a positive factor by the Company. Early payoffs take a performing lease off the books and create cash, which until it is reinvested, is a minimal earning asset.

         The Company believes that early payoffs generally occur as a result of the customer performing on his lease and consequently rebuilding his credit. Many times his improved credit will allow him to refinance or finance a new car through traditional sources by trading in his leased vehicle, payoff the lease balance, and still have a more favorable payment than he currently has with his leased vehicle with the Company.

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

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                 PAGE
                                                                                                 ----

Independent Auditor's Report                                                                         9

Balance Sheets at December 31, 2000 and 1999                                                        10

Statements of Income for the years ended December 31, 2000 and 1999                                 11

Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999                   12

Statements of Cash Flows for the years ended December 31, 2000 and 1999                             13

Notes to Financial Statements                                                                    14-18

                        TRANSITION AUTO FINANCE II, INC.

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 2000 AND 1999

Board of Directors
Transition Auto Finance II, Inc.


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Transition Auto Finance II, Inc. (the Company) as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

SPROUSE & WINN, L.L.P.



Austin, Texas
February 2, 2001

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 and 1999


                                     ASSETS

                                                                               2000              1999
                                                                           ------------      ------------
CURRENT ASSETS
  Cash and cash equivalents                                                $    446,662      $  2,483,593
  Accounts receivable, net of an allowance for doubtful accounts                554,406           310,338
     Of $40,000 and $-0-
  Vehicles held for sale                                                        126,919           213,052
                                                                           ------------      ------------
      Total Current Assets                                                    1,127,987         3,006,983
                                                                           ------------      ------------

PROPERTY, at cost
  Vehicles leased                                                             8,457,696         6,988,584
  Less accumulated depreciation                                              (2,286,505)       (1,890,738)
                                                                           ------------      ------------
      Net Property                                                            6,171,191         5,097,846
                                                                           ------------      ------------

OTHER ASSETS
  Debt issuance costs, net of amortization of $648,595 and $335,651             470,337           766,116
                                                                           ------------      ------------

TOTAL ASSETS                                                               $  7,769,515      $  8,870,945
                                                                           ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued liabilities                                                      $    176,736      $    519,702
  Current portion of deferred revenue                                           440,256           309,216
                                                                           ------------      ------------
       Total Current Liabilities                                                616,992           828,918
                                                                           ------------      ------------

OTHER LIABILITIES
  Due to affiliate                                                              163,598           210,569
  Deferred revenue, net of current portion                                      519,368           446,332
  Investor notes payable                                                      9,482,000        10,000,000
                                                                           ------------      ------------
      Total Other Liabilities                                                10,164,966        10,656,901
                                                                           ------------      ------------

TOTAL LIABILITIES                                                            10,781,958        11,485,819
                                                                           ------------      ------------

SUBORDINATED DEBT TO AFFILIATE                                                  371,330           371,330
                                                                           ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                                        100               100
   Additional paid-in capital                                                       900               900
   Retained earnings (deficit)                                               (3,384,773)       (2,987,204)
                                                                           ------------      ------------
       Total Stockholders' Equity (Deficit)                                  (3,383,773)       (2,986,204)
                                                                           ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $  7,769,515      $  8,870,945
                                                                           ============      ============

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                2000              1999
                                                                            ------------      ------------
REVENUES

  Vehicle monthly lease payments                                            $  2,424,801      $  1,291,440
   Amortization of down payments                                                 676,462           189,235
                                                                            ------------      ------------

        Total Revenues                                                         3,101,263         1,480,675
                                                                            ------------      ------------

OPERATING EXPENSES

  Operating costs                                                                636,436           557,531
  General and administrative                                                      72,961            47,346
  Depreciation and amortization                                                1,661,075         1,980,308
  Impairment loss                                                                    -0-           617,684
                                                                            ------------      ------------

        Total Operating Expenses                                               2,370,472         3,202,869
                                                                            ------------      ------------

Operating Income (Loss)                                                          730,791        (1,722,194)
                                                                            ------------      ------------

OTHER INCOME (EXPENSE)

Investment income                                                                 30,437           139,437
Other Income (expense)                                                            56,146           (10,752)
Interest expense                                                              (1,091,488)         (972,343)
Loss on sale of inventory                                                       (123,455)         (107,276)
                                                                            ------------      ------------

        Total Other Income (Expense)                                          (1,128,360)         (950,934)
                                                                            ------------      ------------

Provision for Federal Income Taxes                                                   -0-               -0-
                                                                            ------------      ------------

Net Loss                                                                    $   (397,569)     $ (2,673,128)
                                                                            ============      ============

Loss per share (basic and diluted)                                          $        397      $      2,673


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                                              TOTAL
                                               COMMON STOCK              ADDITIONAL        RETAINED       STOCKHOLDERS'
                                      -----------------------------       PAID-IN          EARNINGS          EQUITY
                                         SHARES           AMOUNT          CAPITAL          (DEFICIT)        (DEFICIT)
                                      ------------     ------------     ------------     ------------     -------------
Balance at December 31, 1998                 1,000              100     $        900     $   (314,076)     $   (313,076)

   Net loss                                    -0-              -0-              -0-       (2,673,128)       (2,673,128)
                                      ------------     ------------     ------------     ------------      ------------
Balance at December 31, 1999                 1,000              100              900       (2,987,204)       (2,986,204)

   Net loss                                    -0-              -0-              -0-         (397,569)         (397,569)
                                      ------------     ------------     ------------     ------------      ------------
Balance at December 31, 2000                 1,000     $        100     $        900     $ (3,384,773)     $ (3,383,773)
                                      ============     ============     ============     ============      ============


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999


                                                                           2000              1999
                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $   (397,569)     $ (2,673,128)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                        1,661,075         1,980,308
     Amortization of down payments                                         (676,462)         (189,235)
     Impairment loss                                                            -0-           617,684
     Provision for allowance for doubtful accounts                           40,000               -0-
     (Gain) loss on sale of property                                        123,455           107,276
Net changes in operating assets and liabilities:
     Accounts receivable                                                   (297,997)         (310,338)
     Accrued liabilities                                                   (342,966)          475,885
     Deferred revenue                                                       880,538           787,235
                                                                       ------------      ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            990,074           795,687
                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                              (3,753,185)       (6,810,374)
   Cash proceeds from sale of property                                    1,308,317           485,566
                                                                       ------------      ------------
NET CASH (USED) BY INVESTING ACTIVITIES                                  (2,444,868)       (6,324,808)
                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                                    (46,971)          125,942
   Debt issuance costs                                                      (17,166)         (561,067)
   Proceeds from notes payable                                                  -0-         5,220,000
   Payments of Notes Payable                                               (518,000)              -0-
                                                                       ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  (582,137)        4,784,875
                                                                       ------------      ------------

NET INCREASE (DECREASE)  IN CASH                                         (2,036,931)         (744,246)

CASH AND CASH EQUIVALENTS, beginning of year                              2,483,593         3,227,839
                                                                       ------------      ------------

CASH AND CASH EQUIVALENTS, end of year                                 $    446,662      $  2,483,593
                                                                       ============      ============

CASH PAID DURING THE YEAR FOR
   Interest                                                            $  1,096,205      $    924,450
                                                                       ============      ============
   Income taxes                                                        $        -0-      $        -0-
                                                                       ============      ============

NON-CASH INVESTING ACTIVITIES
Vehicles with a net book value of $126,919 were reclassified from vehicles leased to vehicles held for sale at December 31, 2000.

Transition Auto Finance II, Inc. assumed $371,330 of subordinated debt due to its parent from another affiliate in 1999.

Vehicles purchased during 1999 with a net book value of $213,052 were reclassified from vehicles leased to vehicles held for sale at December 31, 1999.

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

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

                           DECEMBER 31, 2000 AND 1999


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

                           DECEMBER 31, 2000 AND 1999


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

NOTE 3:  INVESTOR NOTES PAYABLE

         The Company has issued fixed rate redeemable asset-backed notes (Investor Notes) as of December 1999 in the amount of $10,000,000. During the year 2000, approximately $518,000 was repaid to investors. The remaining balance of December 31, 2000 was $9,482,000

         These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933. The Investor Notes bear interest at the rate of 11%. Interest is payable monthly on the 15th day of each month.

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

                           DECEMBER 31, 2000 AND 1999


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

         The Company has a deferred tax asset as of December 31, 2000 and 1999 (primarily from net operating loss carryforward), which has been completely offset by recognition of a valuation allowance.

         The Company has a net operating loss (NOL) carryforward of approximately $5,400,000 and $1,450,000 for the year ended December 31, 2000 and the year ended December 31, 1999, respectively. The Company's NOL carryforward expires between December 31, 2012 and December 31, 2020.

NOTE 5:  RELATED PARTIES

         The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid TLMI $567,361 in 2000 and $530,329 in 1999 for servicing, documentation and marketing fees. The Company also has a payable to TLMI for $161,889 and $194,489 as of December 31, 2000 and 1999, respectively.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2000 AND 1999


NOTE 6:  DEFERRED REVENUE

         Current year deferred revenue is as follows:

         Down payments as of December 31, 1998                            $ 157,548
         Down payments received                                             787,235
         Amortization of down payments and forfeitures during 1999         (189,235)
                                                                          ---------
            Down payments as of December 31, 1999                           755,548
         Down payments received                                             880,538
         Amortization of down payments and forfeitures during 2000         (676,462)
                                                                          ---------
            Down payments as of December 31, 2000                         $ 959,624
            Less current portion                                           (440,256)
                                                                          ---------
         Deferred revenue, long-term                                      $ 519,368
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

         The names, ages, backgrounds and principal occupations of the directors and executive officers of the Company as of December 31, 2000 are set forth below:

         Kenneth C. "Ken" Lowe, age 66, has served as a director, Vice President and Secretary of the Company from October 1994 until July 1996 and as a director, President and Secretary of the Company since July 1996. Since 1993, Mr. Lowe has been Vice President of Young & Lowe, Inc., a private investment banking firm. From 1990 to 1992, Mr. Lowe was President of Custom Data Services, a company that specialized in financial data processing and from 1988 to 1990, Mr. Lowe was President of Westside Communications, which provided telephone equipment service to commercial customers. Mr. Lowe has a Master's of Business Administration from Southern Methodist University and over 20 years of experience in investment banking.

         Randall K. Lowe, age 32, has served as Vice President of the Company since July 1998. Prior to joining the Company and since 1994, Mr. Lowe served as a credit analyst for Bank One in New Orleans, Louisiana and Dallas, Texas. From 1991 to 1994 Mr. Lowe was a credit analyst and branch office manager for Whitney National Bank, N.A. in New Orleans. Mr. Lowe holds a Bachelor of Science degree from Tulane University. Randall Lowe is the son of Ken Lowe.

         Lori Chauvin, age 40 has served as Manager of Customer Service for the Company since September 1998. Prior to joining the Company and since 1991, Ms. Chauvin was a paralegal for a Dallas law firm. Ms. Chauvin is responsible for lease payment collections and supervises all repossessions.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

         The following table sets forth information, as of December 31, 2000, relating to the beneficial ownership of the Company's Common Stock by any person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.

                                                                Shares of                       Percentage of
                                                               Common Stock                        Common
                Name of Shareholder                                (1)                             Stock
                -------------------                            ------------                     -------------

Transition Leasing Management, Inc.                                1,000                             100%
8144 Walnut Hill Lane
Suite 680
Dallas, Texas 75231

Kenneth C. Lowe                                                        0(2)                            0
Randall K. Lowe                                                        0                               0
Lori Chauvin                                                           0                               0

Total                                                              1,000                             100%

All officers and directors as a group                                  0                             100%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transition Leasing owns 100% of our Common Stock. Our officers are also officers of Transition Leasing. Mr. Kenneth Lowe is President and Secretary and a director of Transition Leasing and a director, the President, Chief Financial Officer and Secretary of our company and Transition Auto Finance III. These officers will devote as much of their time to our business as, in their judgment, is reasonably required. We have real and ongoing conflicts of interest with Transition Auto Finance III and Transition Leasing in allocating management time, services, overhead and functions among ourselves, Transition Auto Finance III and Transition Leasing. Management of Transition Auto Finance III and Transition Leasing intends to resolve any such conflicts in a manner that is fair and equitable to us. However, there can be no assurance that Transition Leasing will not form additional subsidiaries engaged in the same business as Transition Auto Finance II or that any particular conflict may be resolved in a manner that does not adversely affect the noteholders. Neither Transition Auto Finance III nor Transition Leasing has guaranteed or is otherwise liable for the debts and liabilities of the Company.

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

         Under the terms of the Servicing Agreement and the Purchasing Agreement, Transition Leasing will be paid various fees and be entitled to reimbursement for its expenses incurred in connection with the repossession, remarketing, repair and resale of vehicles out of the proceeds from such resales. The terms of the Servicing Agreement and the Purchasing Agreement were not negotiated at arm's-length but were determined unilaterally by the management of Transition Leasing. Thus, there are real and ongoing conflicts of interest with respect to these agreements. We did not and do not intend to seek competitive bids from other providers of lease purchasing, administration and collection services. There has been no independent determination of the fairness and reasonableness of the terms of these transactions and relationships. Thus, there is no assurance that such services could not have been obtained from an unaffiliated third party in arm's-length negotiations on terms more favorable to us.

         In addition, the terms of the lease contracts to be originated by Transition Leasing will not have been negotiated at arm's-length but will be determined unilaterally by Transition Leasing. Transition Leasing will receive 57.5% of each customer's down payment as a marketing fee.

         Transition Leasing currently provides purchase and collection services for Transition Auto Finance III, but does not provide such services to any other party, including affiliates. Transition Leasing, however, may agree in the future, to purchase and service lease contracts for itself, its affiliates and other unrelated parties.

         The Company used 1.5% or $150,000 of the gross proceeds from the Offering to reimburse Transition Leasing, the Company's parent, for offering and organizational expenses paid by it.

         The Company has joined in a Tax Sharing Agreement with Transition Leasing. In general, under the terms of this agreement, Transition Leasing is responsible for making all payments of federal income taxes due with respect to the Affiliated Group to the Internal Revenue Service and all payments of state and local consolidated, combined and unitary income taxes due with respect to the Affiliated Group to the applicable state and local authorities. Under applicable federal tax laws; however, if Transition Leasing fails to make such payments of tax, the other members of the Affiliated Group, including the Company, would be responsible for making such payments. The Company has a net operating loss (NOL) carryforward of approximately $5,400,000 and $1,450,000 for the year ended December 31, 2000 and the period ended December 31, 1999, respectively. The Company's NOL carryforward expires between December 31, 2012 and December 31, 2020.

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

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the last quarter of 2000.

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                (Registrant) Transition Auto Finance II, Inc.


                                By   /s/ KENNETH C. LOWE
                                     ------------------------------------------
                                     Kenneth C. Lowe, President/Chief Executive
                                     Officer

                                Date March 19, 2002
                                     -----------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                By   /s/ KENNETH C. LOWE
                                     ------------------------------------------
                                     Kenneth C. Lowe, President/Chief Financial
                                     Officer

                                Date  March 19, 2002
                                     -----------------------------


                                By   /s/ KENNETH C. LOWE
                                     ------------------------------------------
                                     Kenneth C. Lowe, Director

                                Date  March 19, 2002
                                     -----------------------------

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