Form 10QSB
period 2001-03-31
TRANSITION AUTO FINANCE II INC
filed 2002-03-20
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As March 31, 2001, the issuer had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]


================================================================================

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001


                                                                                                             Page No.
                                                                                                             --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets..................................................................................3
                    March 31, 2001 (Unaudited) and December 31, 2000

                  Statements of Income (Unaudited)................................................................5
                    Quarter ended March 31, 2001 and March 31, 2000

                  Statements of Cash Flows (Unaudited)............................................................6
                    Three Months ended March 31, 2001 and March 31, 2000

                  Notes to  Financial Statements (Unaudited)......................................................7

         ITEM 2.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.................................................................11

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings..............................................................................12

         ITEM 2.  Changes in Securities and Use of Proceeds......................................................12

         ITEM 3.  Defaults Upon Senior Securities................................................................12

         ITEM 4.  Submission of Matters to a Vote of Security Holders............................................12

         ITEM 5.  Other Information..............................................................................13

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................13

         Signatures  ............................................................................................14




         In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      3 months ended       FYE
                                                                         3/31/2001      12/31/2000
                                                                        (unaudited)    (See Note 1)
                                                                      --------------   ------------

CURRENT ASSETS
  Cash and cash equivalents                                            $    617,241    $    446,662
  Accounts receivable                                                       380,943         554,406
  Vehicles held for sale                                                    289,388         126,919
                                                                       ------------    ------------
      Total Current Assets                                                1,287,572       1,127,987
                                                                       ------------    ------------

PROPERTY, at cost
  Vehicles leased                                                         7,032,882       8,457,696
  Less accumulated depreciation                                          (2,129,477)     (2,286,505)
                                                                       ------------    ------------
      Net Property                                                        4,903,405       6,171,191
                                                                       ------------    ------------

OTHER ASSETS
  Debt issuance costs, net of amortization of $726,985 and $648,595         391,947         470,337
                                                                       ------------    ------------

TOTAL ASSETS                                                           $  6,582,924    $  7,769,515
                                                                       ============    ============


                        TRANSITION AUTO FINANCE II, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                    3 Months Ended       FYE
                                                                                      3/31/2001       12/31/2000
                                                                                     (Unaudited)     (See Note 1)
                                                                                    --------------   ------------
CURRENT LIABILITIES
  Accrued liabilities                                                                $     82,513    $    176,736
  Current portion of deferred revenue                                                     293,677         440,256
                                                                                     ------------    ------------
        Total Current Liabilities                                                         376,190         616,992
                                                                                     ------------    ------------


OTHER LIABILITIES
  Due to affiliate                                                                        167,431         163,598
  Deferred revenue                                                                        389,293         519,368
  Investor notes payable                                                                8,670,000       9,482,000
                                                                                     ------------    ------------
      Total Other Liabilities                                                           9,226,724      10,164,966
                                                                                     ------------    ------------


TOTAL LIABILITIES                                                                       9,602,914      10,781,958
                                                                                     ------------    ------------

SUBORDINATED DEBT TO AFFILIATE                                                            371,330         371,330
                                                                                     ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
      authorized, issued and outstanding                                                      100             100
   Additional paid-in capital                                                                 900             900
   Retained earnings (deficit)                                                         (3,392,320)     (3,384,773)
                                                                                     ------------    ------------
       Total Stockholders' Equity (Deficit)                                            (3,391,320)     (3,383,773)
                                                                                     ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                                         $  6,582,924    $  7,769,515
                                                                                     ============    ============

Note 1: The balance sheet at December 31, 2000, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)


                                                               Quarter Ended   Quarter Ended
                                                               March 31, 2001  March 31, 2000
                                                               --------------  --------------

REVENUES

  Vehicle monthly lease payments                                 $  537,683      $  475,390
   Amortization of down payments                                    233,371         111,254
                                                                 ----------      ----------

        Total Revenues                                              771,054         586,644
                                                                 ----------      ----------

OPERATING EXPENSES

  Operating costs                                                     9,126         345,169
  General and administrative                                         13,551          15,052
  Depreciation and amortization                                     384,405         374,640
  Impairment loss                                                       -0-             -0-
                                                                 ----------      ----------

        Total Operating Expenses                                    407,082         734,861
                                                                 ----------      ----------

Operating Income (Loss)                                             363,972        (148,217)
                                                                 ----------      ----------

OTHER INCOME (EXPENSE)

Investment income                                                     1,467          25,700
Other income (expense)                                                   52          17,684
Interest expense                                                   (252,473)       (275,130)
Loss on sale of inventory                                          (120,565)        (17,314)
                                                                 ----------      ----------

        Total Other Income (Expense)                               (371,519)       (249,060)
                                                                 ----------      ----------

Provision for Federal Income Taxes                                      -0-             -0-
                                                                 ----------      ----------

Net Loss                                                         $   (7,547)     $ (397,277)
                                                                 ==========      ==========

Loss per share (basic and diluted)                               $     7.55      $   397.28


NON-CASH INVESTING ACTIVITIES

Vehicle purchases during the three months ended March 31, 2001 with a net book value of $162,469 were reclassified from vehicles leased to vehicles held for sale.

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                 3 Months Ended   3 Months Ended
                                                                 March 31, 2001   March 31, 2000
                                                                 ---------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $     (7,547)   $   (397,277)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                    384,405         374,640
     Amortization of down payments                                   (233,371)       (111,254)
     Impairment loss                                                      -0-             -0-
     Provision for allowance for doubtful accounts                        -0-             -0-
     (Gain) loss on sale of property                                  120,565          17,314
Net changes in operating assets and liabilities:
     Accounts receivable                                              173,463         104,265
     Accrued liabilities                                              (94,223)        106,353
     Deferred revenue                                                 (43,283)        558,585
                                                                 ------------    ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      300,009         652,626
                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                               -0-      (2,694,648)
   Cash proceeds from sale of property                                678,737         129,948
                                                                 ------------    ------------
NET CASH (USED) BY INVESTING ACTIVITIES                               678,737      (2,564,700)
                                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                 -0-             -0-
   Net advances (payments) to affiliates                                3,833           1,223
   Debt issuance costs                                                    -0-         (15,076)
   Proceeds from notes payable                                            -0-             -0-
   Payments of Notes Payable                                         (812,000)            -0-
                                                                 ------------    ------------

NET CASH PROVIDED  BY FINANCING ACTIVITIES                           (808,167)        (13,853)
                                                                 ------------    ------------

NET INCREASE (DECREASE) IN CASH                                       170,579      (1,925,927)

CASH AND CASH EQUIVALENTS, beginning of period                        446,662       2,483,593
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                         $    617,241    $    557,666
                                                                 ============    ============

CASH PAID DURING THE YEAR FOR
   Interest                                                      $    257,972    $    275,100
                                                                 ============    ============
   Income taxes                                                  $        -0-    $        -0-
                                                                 ============    ============

NON-CASH INVESTING ACTIVITIES

Vehicle purchases during the three months ended March 31, 2001 with a net book value of $162,469 were reclassified from vehicles leased to vehicles held for sale.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2001

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

                                 MARCH 31, 2001


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

                                 MARCH 31, 2001


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

NOTE 3:  INVESTOR NOTES PAYABLE

         The Company has issued fixed rate redeemable asset-backed notes (Investor Notes) as of December 1999 in the amount of $10,000,000. During the first quarter ended March 31, 2001, approximately $812,000 was repaid to investors. The remaining balance as of March 31, 2001 was $8,670,000.

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

                                 MARCH 31, 2001


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended March 31, 2001. The balance sheet at December 31, 2000, as presented, is derived from the audited financial statements at that date.

General.

         As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

Results of Operations: Three months ended March 31, 2001, compared to three months ended March 31 ,2000

         For the three months ended March 31, 2001 the Company had received monthly contract lease payments of $537,683 and amortization of down payments of $233,371. For the same period in 2000, the Company had contract lease income of $475,390, amortization of down payments of $111,254. The increase in total revenues of $184,410 for the three month period ended March 31, 2001, compared to the same period in 2000, was the result of greater lease activity in the first quarter of 2001.

         Operating costs including general and administrative expenses were $22,677 for the first quarter of 2001 compared to $360,221 for the same period in 2000. The increase in operating costs for the first quarter of 2000 was $ 337,544 which represented marketing fees paid to Transition Leasing Management, Inc. for the new leases generated in that period.

         Depreciation and amortization was $384,405 for the three months ended March 31, 2001, compared to $374,640 for the same period in 2000.

         Interest expense for the three months ended March 31, 2001, was $ 252,473 compared to $ 275,130 for the same period in 2000. The reduction in interest expense for the second quarter of 2001 was due to a reduction in Notes outstanding at March 31, 2001, compared to the same period in 2000.

         Loss on sale of inventory for the first quarter of 2001 was $120,565 compared to a loss of $17,314 for the same period in 2000. The loss on inventory for 2001 reflects a weaker economy and earlier repossessions in the lease term. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

         The net loss for the first quarter ended March 31, 2001 was $7,547 compared to a loss of $ 397,277 for the same period in 2000. The higher loss for the 2000 period reflects a higher number of new lease added and the marketing fees paid on those leases.

Liquidity and Capital Resources

         During the three months ended March 31, 2001 the Company used cash of $ 678,737 in its investing activities from the sale of property and used $808,167 in its financing activities. For the same period in 2000, the Company utilized cash of $2,564,700 in its investing activities and used $13,853 in its financing activities.

         The Company's only source of liquidity in the future will be from its monthly lease payments after interest and other allowed expenses.

         The Company's portfolio, which consisted of 508 leases, included 147 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:


                                                                    Vehicle                                      Total
               # of    Gross Cost    Misc.      Total      Down      Sale      Sales Tax Warranty  Marketing    Amount    Profit
             Contracts Of Vehicle  Expenses   Payments   Payment    Amount       Credit   Rebate   Fee Paid    Received   (Loss)
             --------- ----------- -------- ----------- --------- -----------  --------- --------  --------- ----------- ---------
Repossession      79   $ 1,855,986 $ 37,712 $   656,811 $ 361,559 $   970,552  $  50,772 $ 19,017  $ 202,651 $ 1,856,060 $ (37,639)
Early Payoff      68   $ 1,521,586 $  1,232 $   606,727 $ 329,728 $ 1,090,942  $  58,780 $ 12,406  $ 172,954 $ 1,925,629 $ 402,811
               -----   ----------- -------- ----------- --------- -----------  --------- --------  --------- ----------- ---------
Total            147   $ 3,377,572 $ 38,944 $ 1,263,538 $ 691,287 $ 2,061,494  $ 109,552 $ 31,423  $ 375,605 $ 3,781,689 $ 365,172

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the first quarter of 2001.

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

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           TRANSITION AUTO FINANCE II, INC.

                                                    (Registrant)


Date:March 19, 2002                           /s/ KENNETH C. LOWE
     -------------------              -----------------------------------------
                                              Kenneth C. Lowe, President/
                                              Chief Executive Officer


Date:March 19, 2002                           /s/ KENNETH C. LOWE
     -------------------              -----------------------------------------
                                              Kenneth C. Lowe, President/
                                              Chief Operating Officer


Date:March 19, 2002                           /s/ KENNETH C. LOWE
     -------------------              -----------------------------------------
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