Form 10QSB
period 2001-06-30
TRANSITION AUTO FINANCE II INC
filed 2002-03-20
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As June 30, 2001, the issuer had 1,000 shares of common stock



     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]



================================================================================

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001


                                                                                                           Page No.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets..................................................................................3
                    June 30, 2001 (Unaudited) and December 31, 2000

                  Statements of Income (Unaudited)................................................................5
                    Quarter and six months ended June 30, 2001 and June 30, 2000

                  Statements of Cash Flows (Unaudited)............................................................6
                    Six Months ended June 30, 2001 and June 30, 2000

                  Notes to Financial Statements (Unaudited).......................................................7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................11

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings..............................................................................12

         ITEM 2.  Changes in Securities and Use of Proceeds......................................................13

         ITEM 3.  Defaults Upon Senior Securities................................................................13

         ITEM 4.  Submission of Matters to a Vote of Security Holders............................................13

         ITEM 5.  Other Information..............................................................................13

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................13


         Signatures..............................................................................................14




         In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      6 months ended        FYE
                                                                        6/30/2001        12/31/2000
                                                                        (unaudited)     (See Note 1)
                                                                      --------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                           $      446,971    $    446,662
  Accounts receivable                                                        418,459         554,406
  Vehicles held for sale                                                     372,217         126,919
                                                                      --------------    ------------
      Total Current Assets                                                 1,237,647       1,127,987
                                                                      --------------    ------------

PROPERTY, at cost
  Vehicles leased                                                          5,794,931       8,457,696
  Less accumulated depreciation                                           (1,987,860)     (2,286,505)
                                                                      --------------    ------------
      Net Property                                                         3,807,071       6,171,191
                                                                      --------------    ------------

OTHER ASSETS
  Debt issuance costs, net of amortization of $805,374 and $648,595          313,558         470,337
                                                                      --------------    ------------



TOTAL ASSETS                                                          $    5,358,276    $  7,769,515
                                                                      ==============    ============

                        TRANSITION AUTO FINANCE II, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                6 Months Ended        FYE
                                                  6/30/2001        12/31/2000
                                                 (Unaudited)      (See Note 1)
                                                --------------    ------------
CURRENT LIABILITIES
  Accrued liabilities                           $       97,557    $    176,736
  Current portion of deferred revenue                  223,116         440,256
                                                --------------    ------------
        Total Current Liabilities                      320,673         616,992
                                                --------------    ------------

OTHER LIABILITIES
  Due to affiliate                                     120,188         163,598
  Deferred revenue                                     272,698         519,368
  Investor notes payable                             7,783,000       9,482,000
                                                --------------    ------------
      Total Other Liabilities                        8,175,886      10,164,966
                                                --------------    ------------
                                                     8,496,559      10,781,958
                                                --------------    ------------

TOTAL LIABILITIES                                      371,330         371,330
                                                --------------    ------------
SUBORDINATED DEBT TO AFFILIATE

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
      authorized, issued and outstanding                   100             100
   Additional paid-in capital                              900             900
   Retained earnings (deficit)                      (3,510,613)     (3,384,773)
                                                --------------    ------------
       Total Stockholders' Equity (Deficit)         (3,509,613)     (3,383,773)
                                                --------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                    $    5,358,276    $  7,769,515
                                                ==============    ============

Note 1: The balance sheet at December 31, 2000, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)


                                              Quarter Ended    Six Months Ended    Quarter Ended    Six Months Ended
                                              June 30, 2001     June 30, 2001      June 30, 2000     June 30, 2000
                                              -------------    ----------------    -------------    ----------------
REVENUES

  Vehicle monthly lease payments              $     401,607    $        939,290    $     732,218    $      1,207,608
  Amortization of down payments                     189,390             422,761          148,062             259,316
                                              -------------    ----------------    -------------    ----------------

        Total Revenues                              590,997           1,362,051          880,280           1,466,924
                                              -------------    ----------------    -------------    ----------------

OPERATING EXPENSES

  Operating costs                                   (17,413)             (8,287)          70,137             415,306
  General and administrative                         34,619              48,170              294              15,346
  Depreciation and amortization                     343,214             727,619          421,542             796,182
  Impairment loss                                       -0-                 -0-              -0-                 -0-
                                              -------------    ----------------    -------------    ----------------

        Total Operating Expenses                    360,420             767,502          491,973           1,226,834
                                              -------------    ----------------    -------------    ----------------

Operating Income (Loss)                             230,577             594,549          388,307             240,090
                                              -------------    ----------------    -------------    ----------------

OTHER INCOME (EXPENSE)

Investment income                                     1,334               2,801            1,816              27,516
Other income (expense)                                   43                  95              -0-              17,684
Interest expense                                   (223,410)           (475,883)        (275,100)           (550,230)
Loss on sale of inventory                          (126,837)           (247,402)          14,469              (2,845)
                                              -------------    ----------------    -------------    ----------------
        Total Other Income (Expense)               (348,870)           (720,389)        (258,815)           (507,875)
                                              -------------    ----------------    -------------    ----------------
Provision for Federal Income Taxes                      -0-                 -0-              -0-                 -0-
                                              -------------    ----------------    -------------    ----------------

Net Loss                                      $    (118,293)   $       (125,840)   $     129,492    $       (267,785)
                                              =============    ================    =============    ================

Profit (Loss) per share (basic and diluted)   $     (118.29)   $        (125.84)   $      129.49    $        (267.79)

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                              6 Months Ended    6 Months Ended
                                                              June 30, 2001     June 30, 2000
                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                             $     (125,840)   $     (267,785)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                   727,619           796,182
     Amortization of down payments                                  (422,761)         (259,316)
     Impairment loss                                                     -0-               -0-
     Provision for allowance for doubtful accounts                       -0-               -0-
     (Gain) loss on sale of property                                 247,402             2,845
Net changes in operating assets and liabilities:
     Accounts receivable                                             135,947           (47,063)
     Accrued liabilities                                             (79,179)         (287,842)
     Deferred revenue                                                (41,049)          773,525
                                                              --------------    --------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     442,139           710,546
                                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                              -0-        (3,029,161)
   Cash proceeds from sale of property                             1,300,580           323,293
                                                              --------------    --------------
NET CASH (USED) BY INVESTING ACTIVITIES                            1,300,580        (2,705,868)
                                                              --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                -0-               -0-
   Net advances (payments) to affiliates                             (43,410)          (23,843)
   Debt issuance costs                                                   -0-           (15,076)
   Proceeds from notes payable                                           -0-               -0-
   Payments of Notes Payable                                      (1,699,000)              -0-
                                                              --------------    --------------
NET CASH PROVIDED  BY FINANCING ACTIVITIES                        (1,742,410)          (38,919)
                                                              --------------    --------------

NET INCREASE (DECREASE)  IN CASH                                         309        (2,034,241)

CASH AND CASH EQUIVALENTS, beginning of period                       446,662         2,483,593
                                                              --------------    --------------

CASH AND CASH EQUIVALENTS, end of period                      $      446,971    $      449,352
                                                              ==============    ==============

CASH PAID DURING THE YEAR FOR
   Interest                                                   $      490,370    $      550,200
                                                              ==============    ==============
   Income taxes                                               $          -0-    $          -0-
                                                              ==============    ==============

NON-CASH INVESTING ACTIVITIES
Vehicles purchased during the six months ended June 30, 2001 with a net book value of $245,298 were reclassified from vehicles leased to vehicles held for sale.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2001

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

                                  JUNE 30, 2001


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

                                  JUNE 30, 2001


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

NOTE 3:           INVESTOR NOTES PAYABLE

                  The Company has issued fixed rate redeemable asset-backed notes (Investor Notes) as of December 1999 in the amount of $10,000,000. During the second quarter ended June 30, 2001, approximately $887,000 was repaid to investors. The remaining balance as of June 30, 2001 was $7,783,000.

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

                                  JUNE 30, 2001


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended and six-month period ended June 30, 2001. The balance sheet at December 31, 2000, as presented, is derived from the audited financial statements at that date.

General.

         As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

Results of Operations: Three months ended June 30, 2001, compared to three months ended June 30,2000

         For the three months ended June 30, 2001 the company had received monthly contract lease payments of $401,607 and amortization of down payments of $189,390. For the same period in 2000, the Company had contract lease income of $732,218, amortization of down payments of $148,062. The drop in monthly contract lease payments of $330,611 for the three month period ended June, 30, 2001, compared to the same period in 2000, was the result of three primary factors; (1) A decline in the number of new leases written, (2) an increase in repossessions and (3) an increase in early pay-offs. The Company does not believe that the decrease in monthly lease payments in 2001 represents a trend but is merely an anomaly.

         Operating costs including general and administrative expenses were $17,206 for the second quarter of 2001 compared to $70,431 for the same period in 2000.

         Depreciation and amortization was $343,214 for the three months ended June 30, 2001, compared to $421,542 for the same period in 2000. The decline of $78,328 for the third quarter of 2001 was due to (1) fewer new leases added, (2) higher repossessions and (3) early pay -offs.

         Interest expense for the three months ended June 30, 2001, was $223,410 compared to $275,100 for the same period in 2000. The reduction in interest expense for the second quarter of 2001 was due to a reduction in Notes outstanding at June 30, 2001, compared to the same period in 2000.

         Loss on sale of inventory for the second quarter of 2001 was $126,837 compared to a profit of $14,469 for the same period in 2000. The loss on inventory for 2001 reflects a weaker economy and earlier repossessions in the lease term. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

         The net loss for the second quarter ended June 30, 2001 was $118,293 compared to a profit of $129,492 for the same period in 2000. The higher loss for the 2001 period reflects the lower number of new lease added in the period compared to the same period in 2000.

Results of Operations :Six- month period ended June 30, 2001 compared to six months ended June 30, 2000

         Total revenue for the six months ended June 30, 2001 was $1,362,051 compared to $1,466,924 for the same period in 2000.

         Operating costs and expenses were $39,883 for the six month period ended June 30, 2001 compared to $430,652 for the same period in 2000, a decline in 2001 of $390,769, or 90.7%. The decline was primarily due to the lack of investable funds for the six month period in 2001.

         Depreciation and amortization for the six months ended June 30, 2001 was $727,619, compared to $796,182 for the same period in 2000.

         Interest expense for the six months ended June 30, 2001 was $475,883 compared to $550,230 for the same period in 2000. The decrease in interest expense of $74,347 was due to a reduction of notes outstanding at June 30, 2001 compared to the same period in 2000.

         Loss on sale of inventory for the six month ended June 30, 2001 was $247,402 compared to $2,845 loss for the same period in 2000.. The increase of $244,557 for the second quarter of 2001 was the result of leases defaulting early in the lease term and an increase in repossessions. If the economy continues to weaken, the company anticipates that repossessions will continue to increase.

         The Company had a loss of $125,840 for the six months ended June 30, 2001 compared to a loss of $267,785 for the same period in 2000. The decreased loss of $141,945 was primarily due to lower operating expenses for the six month period ended June 30, 2001.

Liquidity and Capital Resources

         During the six months ended June 30, 2001 the Company used cash of $1,300,580 in its investing activities from the sale of property and used $1,742,410 in its financing activities. For the same period in 2000, the Company utilized cash of $2,705,868 in its investing activities and used $38,919 in its financing activities. For the six months ended June 30, 2001, the Company purchased no additional vehicles and reduced its notes payable by $887,000. For the same period in 2000, the Company purchased $482,136 of leased vehicles and made no reduction in notes payable.

         The Company's only source of liquidity in the future will be from its monthly lease payments after interest and other allowed expenses.

         The Company's portfolio, which consisted of 511 leases, included 196 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                      Vehicle                                    Total
                # of    Gross Cost    Misc.     Total      Down        Sale     Sales Tax  Warranty  Marketing   Amount     Profit
             Contracts  Of Vehicle  Expenses   Payments   Payment     Amount     Credit     Rebate   Fee Paid   Received    (Loss)
             ---------  ----------  --------  ----------  --------  ----------  ---------  --------  --------- ----------  --------
Repossession       106  $2,454,088  $ 50,335  $  886,920  $466,231  $1,266,292  $  61,460  $ 28,108  $260,719  $2,448,291  $(56,132)
Early Payoff        90  $1,966,889  $  3,944  $  816,449  $426,718  $1,394,293  $  70,301  $ 14,752  $233,553  $2,488,960  $518,128
              --------  ----------  --------  ----------  --------  ----------  ---------  --------  --------  ----------  --------
Total              196  $4,420,977  $ 54,279  $1,703,369  $892,949  $2,660,585  $ 131,761  $ 42,860  $494,272  $4,937,251  $461,996

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the second quarter of 2001.

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

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the six months ended June 30, 2001.

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            TRANSITION AUTO FINANCE II, INC.
                                       -----------------------------------------
                                                      (Registrant)


Date:March 19, 2002                              /s/ KENNETH C. LOWE
     ------------------------          -----------------------------------------
                                              Kenneth C. Lowe, President/
                                                Chief Executive Officer


Date:March 19, 2002                               /s/ KENNETH C. LOWE
     ------------------------          -----------------------------------------
                                              Kenneth C. Lowe, President/
                                                Chief Executive Officer


Date:March 19, 2002                               /s/ KENNETH C. LOWE
     ------------------------          -----------------------------------------
                                              Kenneth C. Lowe, President/
                                                Chief Executive Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
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