Form 10QSB
period 2001-09-30
TRANSITION AUTO FINANCE II INC
filed 2002-03-20
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]



State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As September 30, 2001, the issuer had 1,000 shares of common stock



        TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]



================================================================================

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED SEPTEMBER, 2001

                                                                                                           Page No.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets..................................................................................3
                    September 30, 2001 (Unaudited) and December 31, 2000

                  Statements of Income (Unaudited)................................................................5
                    Quarter and nine months ended September 30, 2001 and September 30, 2000

                  Statements of Cash Flows (Unaudited)............................................................6
                    Nine Months ended September 30, 2001 and September 30, 2000

                  Notes to  Financial Statements (Unaudited)......................................................7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........11

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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      9 months ended         FYE
                                                                        9/30/2001          12/31/2000
                                                                       (unaudited)        (See Note 1)
                                                                      ---------------    ---------------
CURRENT ASSETS
  Cash and cash equivalents                                           $       306,327    $       446,662
  Accounts receivable                                                         370,587            554,406
  Vehicles held for sale                                                      422,778            126,919
                                                                      ---------------    ---------------
      Total Current Assets                                                  1,099,692          1,127,987
                                                                      ---------------    ---------------

PROPERTY, at cost
  Vehicles leased                                                           4,942,158          8,457,696
  Less accumulated depreciation                                            (1,868,235)        (2,286,505)
                                                                      ---------------    ---------------
      Net Property                                                          3,073,923          6,171,191
                                                                      ---------------    ---------------

OTHER ASSETS
  Debt issuance costs, net of amortization of $883,763 and $648,595           235,169            470,337
                                                                      ---------------    ---------------



TOTAL ASSETS                                                          $     4,408,784    $     7,769,515
                                                                      ===============    ===============

                        TRANSITION AUTO FINANCE II, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                      9 Months Ended          FYE
                                                        9/30/2001          12/31/2000
                                                       (Unaudited)        (See Note 1)
                                                     ---------------    ---------------
CURRENT LIABILITIES
  Accrued liabilities                                $        69,733    $       176,736
  Current portion of deferred revenue                        156,958            440,256
                                                     ---------------    ---------------
        Total Current Liabilities                            226,691            616,992
                                                     ---------------    ---------------

OTHER LIABILITIES
  Due to affiliate                                           181,684            163,598
  Deferred revenue                                           177,035            519,368
  Investor notes payable                                   7,170,000          9,482,000
                                                     ---------------    ---------------
      Total Other Liabilities                              7,528,719         10,164,966
                                                     ---------------    ---------------

TOTAL LIABILITIES                                          7,755,410         10,781,958
                                                     ---------------    ---------------

SUBORDINATED DEBT TO AFFILIATE                               371,330            371,330
                                                     ---------------    ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
     authorized, issued and outstanding                          100                100
   Additional paid-in capital                                    900                900
   Retained earnings (deficit)                            (3,718,956)        (3,384,773)
                                                     ---------------    ---------------
       Total Stockholders' Equity (Deficit)               (3,717,956)        (3,383,773)
                                                     ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                         $     4,408,784    $     7,769,515
                                                     ===============    ===============

Note 1: The balance sheet at December 31, 2000, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                         Quarter Ended       Nine Months Ended       Quarter Ended       Nine Months Ended
                                       September 30, 2001    September 30, 2001    September 30, 2000    September 30, 2000
                                       ------------------    ------------------    ------------------    ------------------
REVENUES

  Vehicle monthly lease payments       $          364,005    $        1,303,295    $          626,862    $        1,834,470
   Amortization of down payments                  150,623               573,384               158,098               417,414
                                       ------------------    ------------------    ------------------    ------------------

        Total Revenues                            514,628             1,876,679               784,960             2,251,884
                                       ------------------    ------------------    ------------------    ------------------

OPERATING EXPENSES

  Operating costs                                  74,875                66,588               123,007               538,313
  General and administrative                       71,988               120,158                 4,942                20,288
  Depreciation and amortization                   308,161             1,035,780               438,995             1,235,177
  Impairment loss                                     -0-                   -0-                   -0-                   -0-
                                       ------------------    ------------------    ------------------    ------------------

        Total Operating Expenses                  455,024             1,222,526               566,944             1,793,778
                                       ------------------    ------------------    ------------------    ------------------

Operating Income (Loss)                            59,604               654,153               218,016               458,106
                                       ------------------    ------------------    ------------------    ------------------

OTHER INCOME (EXPENSE)

Investment income                                     678                 3,479                 2,116                29,632
Other income (expense)                                 34                   129                     1                17,685
Interest expense                                 (204,522)             (680,405)             (275,100)             (825,330)
Loss on sale of inventory                         (64,137)             (311,539)              (19,615)              (22,460)
                                       ------------------    ------------------    ------------------    ------------------

        Total Other Income (Expense)             (267,947)             (988,336)             (292,598)             (800,473)
                                       ------------------    ------------------    ------------------    ------------------

Provision for Federal Income Taxes                    -0-                   -0-                   -0-                   -0-
                                       ------------------    ------------------    ------------------    ------------------


Net Loss                               $         (208,343)   $         (334,183)   $          (74,582)   $         (342,367)
                                       ==================    ==================    ==================    ==================

Loss Per Share (basic and diluted)     $           208.34    $           334.18    $            74.58    $           342.37
                                       ==================    ==================    ==================    ==================

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                       9 Months Ended          9 Months Ended
                                                                     September 30, 2001      September 30, 2000
                                                                    --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $           (334,183)   $           (342,367)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                             1,035,780               1,235,177
     Amortization of down payments                                              (573,384)               (417,414)
     Impairment loss                                                                 -0-                     -0-
     Provision for allowance for doubtful accounts                                   -0-                     -0-
     (Gain) loss on sale of property                                             311,539                  22,460
Net changes in operating assets and liabilities:
     Accounts receivable                                                         183,819                  12,193
     Accrued liabilities                                                        (107,003)               (468,594)
     Deferred revenue                                                            (52,247)                845,567
                                                                    --------------------    --------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 464,321                 887,022
                                                                    --------------------    --------------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                          -0-              (3,222,933)
   Cash proceeds from sale of property                                         1,689,258                 326,199
                                                                    --------------------    --------------------
NET CASH (USED) BY INVESTING ACTIVITIES                                        1,689,258              (2,896,734)
                                                                    --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                            -0-                     -0-
   Net advances (payments) to affiliates                                          18,086                 (38,862)
   Debt issuance costs                                                               -0-                 (16,800)
   Proceeds from notes payable                                                       -0-                     -0-
   Payments of Notes Payable                                                  (2,312,000)                    -0-
                                                                    --------------------    --------------------
Net cash provided by financing activities                                     (2,293,914)                (55,662)
                                                                    --------------------    --------------------

NET INCREASE (DECREASE) IN CASH                                                 (140,335)             (2,065,374)

CASH AND CASH EQUIVALENTS, beginning of period                                   446,662               2,483,593
                                                                    --------------------    --------------------

CASH AND CASH EQUIVALENTS, end of period                            $            306,327    $            418,219
                                                                    ====================    ====================

CASH PAID DURING THE YEAR FOR
   Interest                                                         $            700,492    $            825,300
                                                                    ====================    ====================
   Income taxes                                                     $                -0-    $                -0-
                                                                    ====================    ====================




NON CASH INVESTING ACTIVITIES

Vehicles purchased during the nine months ended September 30, 2001 with a net book value of $235,118 were reclassified from vehicles leased to vehicles held for sale.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2001

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

                               September 30, 2001


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

                               September 30, 2001


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

NOTE 3:           INVESTOR NOTES PAYABLE

                  The Company has issued fixed rate redeemable asset-backed notes (Investor Notes) as of December 1999 in the amount of $10,000,000. During the third quarter ended September 30, 2001, approximately $613,000 was repaid to investors. The remaining balance as of September 30, 2001 was $7,170,000.

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

                               September 30, 2001


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.

         The following discussion and analysis relates to factors that have affected the operating results of the Company for the nine month period ended September 30, 2001. The balance sheet at December 31, 2000, as presented, is derived from the audited financial statements at that date.

         As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

Results of Operations: Three months ended September 30, 2001 compared to three months ended September 30, 2000

         For the three months ended September 30, 2001 the company had received monthly contract lease payments of $364,005 and amortization of down payments of $150,623. For the same period in 2000, the Company had contract lease income of $626,682, amortization of down payments of $158,098. The drop in monthly contract lease payments of $262,677 for the three month period ended September 30, 2001, compared to the same period in 2000, was the result of three primary factors; (1) A decline in the number of new leases written, (2) an increase in repossessions and (3) an increase in early pay-offs. The Company believes that the decrease in monthly lease payments in 2001 is due to the economic downturn and is likely to continue until economic recovery takes place.

         Operating costs including general and administrative expenses were $146,863 for the third quarter of 2001 compared to $127,949 for the same period in 2000. The increase in operating costs and general and administrative expenses is due to higher cost associated with repossessing vehicles and legal and administrative costs for a larger total of leased vehicles.

         Depreciation and amortization was $308,161 for the three months ended September 30, 2001, compared to $438,995 for the same period in 2000. The decline of $130,834 (29.8%) for the third quarter of 2001 was due to (1) fewer new leases added, (2) higher repossessions and (3) early pay -offs.

         Interest expense for the three months ended September 30, 2001, was $204,522 compared to $275,100 for the same period in 2000. The reduction in interest expense for the third quarter of 2001 was due to a reduction in Notes outstanding at September 20, 2001, compared to the same period in 2000.

         Loss on sale of inventory for the third quarter of 2001 was $64,137 compared to $19,615 for the same period in 2000. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

         The net loss for the third quarter ended September 30, 2001 was $208,343 compared to a loss of $74,582 for the same period in 2000. The higher loss for the 2001 period reflects the lower number of new lease added in the period compared to the same period in 2000.

Results of Operations: Nine- month period ended September 30, 2001 compared to nine months ended September 30, 2000

         Total revenue for the nine months ended September 30, 2001 was $1,876,679 compared to $2,251,884 for the same period in 2000. The decrease in 2001 revenue of $375,205 or 16.6% was due to decreased lease activity, repossessions and early-payoffs in the third quarter of 2001.

         Operating costs and expenses were $186,746 for the nine- month period ended September 30, 2001 compared to $558,601 for the same period in 2000, a decline in 2001 of $371,855, or 66.6%. The decline was primarily due to the lack of investment funds for the nine- month period in 2001.

         Depreciation and amortization for the nine months ended September 30, 2001 was $1,035,780 compared to $1,235,177 for the same period in 2000. The decline in 2001 reflects the lower number of active leases due to lease terminations, repossessions and early pay-offs.

         Interest expense for the nine months ended September 30, 2001 was $680,405 compared to $825,330 for the same period in 2000. The decrease in interest expense of $144,925 (17.5%) was due to a reduction of notes outstanding at September 30, 2001 compared to the same period in 2000.

         Loss on sale of inventory for the nine month ended September 30, 2001 was $311,539 compared to $22,460. The increase of $289,079 for the third quarter of 2001 was the result of leases defaulting early in the lease term and an increase in repossessions. If the economy continues to weaken, the company anticipates that repossessions will continue to increase.

         The Company had a loss of $334,183 for the nine months ended September 30, 2001 compared to a loss of $342,367 for the same period in 2000.

Liquidity and Capital Resources

         During the nine months ended September 30, 2001 the Company utilized cash of $1,689,258 in its investing activities and used $2,293,914 in its financing activities. For the same period in 2000, the Company utilized cash of $2,896,734 in its investing activities and used $55,662 in its financing activities. For the nine months ended September 30, 2001, the Company purchased no additional vehicles and reduced its notes payable by $613,000. For the same period in 2000, the Company purchased $591,724 of leased vehicles and made no reduction in notes payable.

         The Company's only source of liquidity in the future will be from its monthly lease payments after interest and other allowed expenses.


         The Company's portfolio, which consisted of 519 leases, included 229 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                    Vehicle                                     Total
                 # of   Gross Cost   Misc.     Total      Down        Sale    Sales Tax  Warranty  Marketing    Amount     Profit
              Contracts Of Vehicle Expenses  Payments    Payment     Amount     Credit    Rebate   Fee Paid    Received    (Loss)
              --------- ---------- -------- ---------- ----------  ---------- ---------  -------   ---------  ----------  --------
Repossession        126 $2,946,054 $ 62,222 $1,156,127 $  564,532  $1,467,342  $ 71,341  $29,764   $317,242   $2,971,865  $(36,411)
Early Payoff        103 $2,267,634 $  3,944 $1,018,396 $  484,696  $1,561,354  $ 79,030  $15,516   $266,890   $2,892,102  $620,525
              --------- ---------- -------- ---------- ----------  ----------  --------  -------   --------   ----------  --------
Total               229 $5,213,688  $66,166 $2,174,523 $1,049,228  $3,028,696  $150,371  $45,280   $584,132   $5,863,967  $584,114

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of the Company's sole stockholder during the third quarter of 2001.


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

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the nine months ended September 30, 2001

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