Form 10KSB40
period 2001-12-31
TRANSITION AUTO FINANCE II INC
filed 2002-04-02
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                       COMMISSION FILE NUMBER: 33-49261-D


                        TRANSITION AUTO FINANCE II, INC.
               (Exact name of registrant as specified in charter)


                         TEXAS                                                        75-2753067
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification Number)


          8144 WALNUT HILL LANE., SUITE 680,
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10KSB. [X]

State issuer's revenues for its most recent fiscal year: $2,308,926

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2001, the issuer had 1,000 shares of common stock outstanding.

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

PART II...........................................................................................................4

Item 5. Market for Common Equity and Related Stockholder Matters..................................................4
Item 6. Management's Discussion and Analysis or Plan of Operations................................................5
Item 7. Financial Statements and Supplementary Data...............................................................6
Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.....................17

PART III.........................................................................................................17

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the
         Exchange Act............................................................................................17
Item 10. Executive Compensation..................................................................................18
Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Stockholders...................18
Item 12. Certain Relationships and Related Transactions..........................................................19
Item 13. Exhibits and Reports on Form 8-K........................................................................20

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         As of July 17, 1998, Transition Auto Finance II, Inc.'s (the "Company") offering (the "Offering") of 11% Redeemable Secured Notes (the "Notes") was declared effective by the United States Securities & Exchange Commission (the "Commission"). As of December 31, 2001, the end of the period covered by this Report, (i) the Company had sold Notes in an aggregate principal amount of $10,000,000 and (ii) the Company's operating assets consisted of 158 leased vehicles and the lease contracts related thereto, and eight vehicles were held in inventory following repossession. As of December 31, 2001 the Company had 158 and 116 leases that were terminated early for repossession and early payoff respectively. As of December 31, 2001, the Company had paid as and when due all installment payments owed on the Notes since their issuance.

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

ITEM 2. DESCRIPTION OF PROPERTY

         As of December 31, 2001, the Company's principal executive offices have been located within the offices of Transition Leasing at 8144 Walnut Hill Lane, Suite 680, Dallas, Texas 75231, and its telephone number is (214) 360-9966. As of December 31, 2001, the offices were in suitable condition for the performance of normal and customary activities of the Company. The offices are leased by Transition Leasing from Prentiss Properties, on a term of three years for $6,069.71 per month.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, instituted against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the fourth quarter of 2001.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

General.

         As of December 31, 2001, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes and had originated a total of 406 leases at a cost of approximately $7,951,977. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000. At year-end the Company had received monthly contract lease payments of $1,609,158 and amortization of down payments of $699,768.

         The company had total revenues in fiscal 2001 of $2,308,926 compared to $3,101,263 in fiscal 2000. Total Operating expenses for 2001 were $1,606,105 compared to $2,370,472 for 2000. Operating expenses for 2001 included depreciation of $1,304,797 and $1,661,075 for 2000. The net loss after depreciation for 2001 was $600,797 and $397,569 for 2000.

Liquidity and Capital Resources

         During the twelve months ended December 31, 2001, the Company received cash of $2,198,033 in its investing activities and used $2,843,340 in its financing activities compared to cash of $2,444,868 utilized by investing activities and $582,137 used in its financing activities during fiscal 2000. The Company's only source of liquidity in the future will be from its monthly lease payments after interest and allowed expenses.

Results of Operations

         Operating costs including general and administrative expenses decreased $408,089 from $709,397 in fiscal 2000 to $301,308 in fiscal 2001. The decrease in operating costs and general and administrative expenses is due to reduced marketing fees paid to Transition Leasing.

         Investment income in Fiscal 2001 was $0 versus $30,437 for 2000. The decline in interest income reflected the repayment of notes payable with all excess funds.

         Interest expense for the twelve months ended December 31, 2001 was $870,916 opposed to $1,091,488 for the same period in 2000, a decrease of $220,572. The decreased interest expense was due to the amount of investor notes being reduced for the year 2001.

         Loss on sale of inventory in the year ended December 31, 2001 was $502,143 compared to $123,455 for the same period in 2000. The increased loss on sale of inventory was due to increased repossessions and a weaker wholesale vehicle market in 2001. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

         The net loss increased in fiscal 2001 to $600,797 from $397,569 in 2000. The increase in net loss was due to a decrease in revenue of $792,337. Decrease in revenue in 2001 was due to the reduction of notes payable which reduced the funds available for new leases

         The Company's portfolio, which consisted of 522 leases, included 274 leases which resulted in early terminations, and 41 leases that have matured. The information on the Company's experience with respect to early terminations is set forth below:



                     # of          Gross Cost          Misc.           Total            Down              Sale
                  Contracts        Of Vehicle        Expenses         Payments         Payment           Amount
                 ------------     ------------     ------------     ------------     ------------     ------------
Repossession              158     $  3,698,867     $     89,033     $  1,520,031     $    726,452     $  1,783,917
Early Payoff              116     $  2,545,887     $      3,944     $  1,170,766     $    540,784     $  1,751,501
                 ------------     ------------     ------------     ------------     ------------     ------------
Total                     274     $  6,244,754     $     92,977     $  2,690,797     $  1,267,236     $  3,535,418

                   Vehicle                                             Total

                  Sales Tax         Warranty        Marketing          Amount           Profit
                    Credit           Rebate          Fee Paid         Received          (Loss)
                 ------------     ------------     ------------     ------------     ------------
Repossession     $     83,650     $     33,179     $    404,235     $  3,742,995     $    (44,906)
Early Payoff     $     87,176     $     15,516     $    294,318     $  3,271,425     $    721,595
                 ------------     ------------     ------------     ------------     ------------
Total            $    170,826     $     48,695     $    698,553     $  7,014,420     $    676,689

Note: The above results on early termination does not include any allowance for interest expense

         Early payoffs as of December 31, 2001, were 116 compared to 57 at December 31, 2000, an increase of 59 or 104%. Although most early payoffs result in a profit to the Company, a high percentage of early payoffs is not considered a positive factor by the Company. Early payoffs take a performing lease off the books and create cash, which until it is reinvested, is a minimal earning asset.

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

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                 PAGE
                                                                                                 ----

Independent Auditor's Report                                                                        9

Balance Sheets                                                                                     10

Statements of Income                                                                               11

Statements of Cash Flows                                                                           12

Notes to Financial Statements                                                                   13-16

                        TRANSITION AUTO FINANCE II, INC.

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 2001 AND 2000

Board of Directors
Transition Auto Finance II, Inc.


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Transition Auto Finance II, Inc. (the Company) as of December 31, 2001 and 2000, and the related statements of income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended in conformity with U.S. generally accepted accounting principles.

In connection with our audit, nothing came to our attention that caused us to believe that the Company or Transition Leasing Management, Inc., as its servicer, failed to comply with the terms, covenants, provisions, or conditions of section 5.6 of the Indenture dated July 8, 1998, with Trust Management, Inc., as Trustee insofar as they relate to accounting matters. However, our audit was not directed primarily toward obtaining knowledge of such noncompliance.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations, negative working capital, a negative equity position and has substantial investor notes payable due in 2002. It is uncertain if or when the Company will be able to repay the investor notes payable and this raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SPROUSE & ANDERSON, L.L.P.


Austin, Texas
February 15, 2002

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 and 2000

                                     ASSETS
                                                                               2001              2000
                                                                           ------------      ------------
CURRENT ASSETS
  Cash and cash equivalents                                                $    263,633      $    446,662
  Accounts receivable, net of an allowance for doubtful accounts                512,086           554,406
     Of $52,000 and $40,000
  Vehicles held for sale                                                        170,306           126,919
  Other Assets                                                                    2,082               -0-
                                                                           ------------      ------------
      Total Current Assets                                                      948,107         1,127,987
                                                                           ------------      ------------

PROPERTY, at cost
  Vehicles leased                                                             4,006,800         8,457,696
  Less accumulated depreciation                                              (1,570,410)       (2,286,505)
                                                                           ------------      ------------
      Net Property                                                            2,436,390         6,171,191
                                                                           ------------      ------------

OTHER ASSETS
  Debt issuance costs, net of accumulated amortization of $962,153
     and $648,595                                                               156,779           470,337
  Due from affiliate                                                             52,255               -0-
                                                                           ------------      ------------
TOTAL ASSETS                                                               $  3,593,531      $  7,769,515
                                                                           ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued liabilities and accounts payable                                 $     72,603      $    176,736
  Investor notes payable                                                      6,736,000               -0-
  Current portion of deferred revenue                                           196,932           440,256
                                                                           ------------      ------------
       Total Current Liabilities                                              7,005,535           616,992
                                                                           ------------      ------------

OTHER LIABILITIES
  Due to an affiliate                                                           116,804           163,598
  Deferred revenue, net of current portion                                       84,432           519,368
  Investor notes payable                                                            -0-         9,482,000
                                                                           ------------      ------------
      Total Other Liabilities                                                   201,236        10,164,966
                                                                           ------------      ------------
                                                                              7,206,771        10,781,958
TOTAL LIABILITIES
                                                                                371,330           371,330
                                                                           ------------      ------------
SUBORDINATED DEBT TO AN AFFILIATE

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
      authorized, issued and outstanding                                            100               100
   Additional paid-in capital                                                       900               900
   Retained earnings (deficit)                                               (3,985,570)       (3,384,773)
                                                                           ------------      ------------
       Total Stockholders' Equity (Deficit)                                  (3,984,570)       (3,383,773)
                                                                           ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                               $  3,593,531      $  7,769,515
                                                                           ============      ============

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                              2001              2000
                                                                                          ------------      ------------
REVENUES

  Vehicle monthly lease payments                                                          $  1,609,158      $  2,424,801
   Amortization of down payments                                                               699,768           676,462
                                                                                          ------------      ------------

        Total Revenues                                                                       2,308,926         3,101,263
                                                                                          ------------      ------------

OPERATING EXPENSES

  Operating costs                                                                              153,946           636,436
  General and administrative                                                                   147,362            72,961
  Depreciation and amortization                                                              1,304,797         1,661,075
                                                                                          ------------      ------------
        Total Operating Expenses                                                             1,606,105         2,370,472
                                                                                          ------------      ------------
                                                                                               702,821           730,791
                                                                                          ------------      ------------
Operating Income (Loss)

OTHER INCOME (EXPENSE)

Investment income                                                                                  -0-            30,437
Other income (expense)                                                                          69,441            56,146
Interest expense                                                                              (870,916)       (1,091,488)
Loss on sale of inventory                                                                     (502,143)         (123,455)
                                                                                          ------------      ------------

        Total Other Income (Expense)                                                        (1,303,618)       (1,128,360)
                                                                                          ------------      ------------
                                                                                                   -0-               -0-
                                                                                          ------------      ------------
Provision for Federal Income Taxes
                                                                                          $   (600,797)     $   (397,569)
Net Loss



Beginning retained earnings (deficit)                                                       (3,384,773)       (2,987,204)
                                                                                          ------------      ------------
Ending retained earnings (deficit)                                                        $ (3,985,570)     $ (3,384,773)
                                                                                          ============      ============
Loss per share (basic and diluted)                                                        $        601      $        398

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000


                                                                           2001              2000
                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $   (600,797)     $   (397,569)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                        1,304,797         1,661,075
     Amortization of down payments                                         (699,768)         (676,462)
     Bad debt expense                                                        82,357            40,000
     Loss on sale of property                                               502,143           123,455
Net changes in operating assets and liabilities:
     Accounts receivable                                                    (40,037)         (297,997)
     Other assets                                                            (2,083)              -0-
     Accrued liabilities and accounts payable                              (105,841)         (342,966)
     Deferred revenue                                                        21,507           880,538
                                                                       ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   462,278           990,074
                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                 (42,022)       (3,753,185)
   Cash proceeds from sale of property                                    2,240,055         1,308,317
                                                                       ------------      ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                 2,198,033        (2,444,868)
                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                                    (97,340)          (46,971)
   Debt issuance costs                                                          -0-           (17,166)
   Payments of notes payable                                             (2,746,000)         (518,000)
                                                                       ------------      ------------
NET CASH USED BY FINANCING ACTIVITIES                                    (2,843,340)         (582,137)
                                                                       ------------      ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                (183,029)       (2,036,931)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                446,662         2,483,593
                                                                       ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $    263,633      $    446,662
                                                                       ============      ============

CASH PAID DURING THE YEAR FOR
   Interest                                                            $    890,562      $  1,096,205
                                                                       ============      ============
   Income taxes                                                        $        -0-      $        -0-
                                                                       ============      ============

NON-CASH INVESTING ACTIVITIES

Vehicles with a net book value of $170,307 were reclassified from vehicles leased to vehicles held for sale at December 31, 2001


Vehicles with a net book value of $126,919 were reclassified from vehicles leased to vehicles held for sale at December 31, 2000


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

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

         REVENUE

                  The vehicles are leased to individuals under leases with terms ranging from thirty-six to forty-eight months. The leases are considered to be operating leases. At the end of the lease period, the lessee may purchase the equipment at the contractual residual value plus any other outstanding items due. Monthly lease payments are recognized as revenue in the month that the payments are due. The vehicle leases require a down payment from the lessee at the inception of the lease.

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

                           DECEMBER 31, 2001 AND 2000


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         EQUIPMENT AND LEASED VEHICLES

                  Equipment and leased vehicles are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line-method. Leased vehicle depreciation is calculated over the term of the vehicle lease, using the cost of the vehicle less the estimated residual value of the vehicle at the end of the lease. Present leases have terms ranging from thirty-six to forty-eight months.

         OTHER ASSETS

                  Other assets include debt issuance costs incurred in connection with the Company's offering of securities filed with the Securities and Exchange Commission. These costs are being amortized, on a straight-line basis, over the term of the debt securities which mature on June 30, 2002.

         DEFERRED REVENUE

                  Deferred revenue consists of down payments made by lessees at the inception of the lease. The down payments are amortized over the lease term. Lease terms range from thirty-six to forty-eight months.

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

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2001 AND 2000


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         CONCENTRATION OF CREDIT RISK

                  A majority of the lessees are residents of the Dallas/Fort Worth Metroplex. Vehicles are used as collateral for leases.

NOTE 3:  INVESTOR NOTES PAYABLE

         The Company has issued fixed rate redeemable asset-backed notes (Investor Notes). During the year 2001 and 2000, principal of $2,746,000 and $518,000 was repaid to investors. The remaining balance as of December 31, 2001 and 2000 was $6,736,000 and $9,482,000
         respectively.

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

NOTE 4:  INCOME TAX

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

         The Company has a deferred tax asset as of December 31, 2001 and 2000 (primarily from net operating loss carryforward), which has been completely offset by recognition of a valuation allowance.

         The Company has a net operating loss (NOL) carryforward of approximately $4,200,000 and $5,400,000 for the year ended December 31, 2001 and the year ended December 31, 2000, respectively. The Company's NOL carryforward expires between December 31, 2012 and December 31, 2021.

                        TRANSITION AUTO FINANCE II, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                           DECEMBER 31, 2001 AND 2000


NOTE 5:  RELATED PARTIES

         The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid TLMI $143,946 in 2001 and $567,361 in 2000 for servicing, documentation and marketing fees. The Company also has a payable to TLMI for $116,804 and $161,889 as of December 31, 2001 and 2000, respectively. The Company has a receivable from an affiliate for $52,255 as of December 31, 2001.

NOTE 6:  DEFERRED REVENUE

         Deferred revenue is as follows:

            Down payments received as of December 31, 1999                      $  755,548
            Down payments received                                                 880,538
            Amortization of down payments and forfeitures during 2000             (676,462)
                                                                                ----------
               Down payments as of December 31, 2000                               959,624
            Down payments received                                                  21,508
            Amortization of down payments and forfeitures during 2001             (699,768)
                                                                                ----------
               Down payments as of December 31, 2001                            $  281,364
               Less current portion                                               (196,932)
                                                                                ----------
            Deferred revenue, long-term                                         $   84,432
                                                                                ==========

NOTE 7:  SUBORDINATED DEBT TO AFFILIATE

         The Company assumed a liability of $371,330 due to TLMI. This debt is subordinated to all other Company liabilities and can not be repaid before any other creditors or investors.

NOTE 8:  GOING CONCERN

         The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses from operations, negative working capital, a negative equity position and has substantial investor notes payable due in 2002. Management intends to attempt to continue leasing vehicles, raise additional capital and or secure additional financing in order to continue repayment of the investor notes payable. Management recognizes that full payment may take several years to complete and that full repayment may not occur. This situation raises substantial doubt about the Company's ability to continue as a going concern.

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

         The names, ages, backgrounds and principal occupations of the directors and executive officers of the Company as of December 31, 2001 are set forth below:

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

         Randall K. Lowe, age 33, has served as Vice President of the Company since July 1998. Prior to joining the Company and since 1994, Mr. Lowe served as a credit analyst for Bank One in New Orleans, Louisiana and Dallas, Texas. From 1991 to 1994 Mr. Lowe was a credit analyst and branch office manager for Whitney National Bank, N.A. in New Orleans. Mr. Lowe holds a Bachelor of Science degree from Tulane University. Randall Lowe is the son of Ken Lowe.

         William H. Dreger, age 58, joined us in September 1999 and serves as our Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Dreger was Chief Financial Officer and Chief Information Officer for Down to Earth, Inc. in Garland, Texas from 1994 to 1999. From 1985 to 1992, Mr. Dreger was President of Stephenson Financial Services, Inc. in North Hollywood, California. Mr. Dreger has a Bachelor of Business Administration from the University of North Texas at Denton, is a Certified Public Accountant and has over 25 years of experience in accounting and systems.

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

                                             Shares of Common Stock   Percentage of Common
            Name of Shareholder                        (1)                   Stock
                                             ----------------------   --------------------
Transition Leasing Management, Inc.                       1000                   100%
8144 Walnut Hill Lane
Suite 680
Dallas, Texas 75231

Kenneth C. Lowe                                              0(2)                  0
Randall K. Lowe                                              0                     0
Bill Dreger                                                  0                     0

Total                                                     1000                   100%

All officers and directors as a group                        0                   100%

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

         The Company has joined in a Tax Sharing Agreement with Transition Leasing. In general, under the terms of this agreement, Transition Leasing is responsible for making all payments of federal income taxes due with respect to the Affiliated Group to the Internal Revenue Service and all payments of state and local consolidated, combined and unitary income taxes due with respect to the Affiliated Group to the applicable state and local authorities. Under applicable federal tax laws; however, if Transition Leasing fails to make such payments of tax, the other members of the Affiliated Group, including the Company, would be responsible for making such payments. The Company has a net operating loss (NOL) carryforward of approximately $4,200,000 and $5,400,000 for the year ended December 31, 2001 and the period ended December 31, 2000, respectively. The Company's NOL carryforward expires between December 31, 2012 and December 31, 2021.

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

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the last quarter of 2001.

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                (Registrant) Transition Auto Finance II, Inc.


                                By /s/ Kenneth C. Lowe
                                   ---------------------------------------------
                                   Kenneth C. Lowe, President/Chief Executive
                                   Officer

                                Date     April 2, 2002
                                     -------------------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                By /s/ Kenneth C. Lowe
                                   ---------------------------------------------
                                   Kenneth C. Lowe, President/Chief Financial
                                   Officer

                                Date     April 2, 2002
                                     -------------------------------------------


                                By /s/ Kenneth C. Lowe
                                   ---------------------------------------------
                                   Kenneth C. Lowe, Director

                                Date     April 2, 2002
                                     -------------------------------------------

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