Form 10QSB
period 2002-03-31
TRANSITION AUTO FINANCE II INC
filed 2002-05-15
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   [X]  Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As March 31, 2002, the issuer' had 1,000 shares of common stock



    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ]   NO [X]

================================================================================

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2002


                                                                                                             Page No.
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets..................................................................................3
                    March 31, 2002 (Unaudited) and December 31, 2001

                  Statements of Income (Unaudited)................................................................5
                    Quarter ended March 31, 2002 and March 31, 2001

                  Statements of Cash Flows (Unaudited)............................................................6
                    Three Months ended March 31, 2002 and March 31, 2001

                  Notes to  Financial Statements (Unaudited)......................................................7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................12

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings..............................................................................13

         ITEM 2.  Changes in Securities and Use of Proceeds......................................................13

         ITEM 3.  Defaults Upon Senior Securities................................................................13

         ITEM 4.  Submission of Matters to a Vote of Security Holders............................................14

         ITEM 5.  Other Information..............................................................................14

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................14



         Signatures  ............................................................................................15


         In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                       3 months ended        FYE
                                                                          3/31/2002        12/31/2001
                                                                         (unaudited)      (See Note 1)
                                                                        -------------    -------------
CURRENT ASSETS
  Cash and cash equivalents                                             $     275,565    $     263,633
  Accounts receivable                                                         505,014          512,086
  Vehicles held for sale                                                      312,097          170,306
  Other Assets                                                                  3,598            2,082
                                                                        -------------    -------------
      Total Current Assets                                                  1,096,274          948,107
                                                                        -------------    -------------

PROPERTY, at cost
  Vehicles leased                                                           3,322,406        4,006,800
  Less accumulated depreciation                                            (1,544,376)      (1,570,410)
                                                                        -------------    -------------
      Net Property                                                          1,778,030        2,436,390
                                                                        -------------    -------------

OTHER ASSETS
  Debt issuance costs, net of amortization of $1,040,542 and $962,153          78,390          156,779
  Due from an affiliate                                                        78,401           52,255
                                                                        -------------    -------------
       Total other assets                                                     156,791          209,034
                                                                        -------------    -------------


TOTAL ASSETS                                                            $   3,031,095    $   3,593,531
                                                                        =============    =============

                        TRANSITION AUTO FINANCE II, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                              3 Months Ended         FYE
                                                                 3/31/2002        12/31/2001
                                                                (Unaudited)      (See Note 1)
                                                               -------------    -------------
CURRENT LIABILITIES
  Accrued liabilities                                          $      70,996    $      72,603
  Investor notes payable                                           6,599,000        6,736,000
  Current portion of deferred revenue                                135,335          196,932
                                                               -------------    -------------
        Total Current Liabilities                                  6,805,331        7,005,535
                                                               -------------    -------------

OTHER LIABILITIES
  Due to affiliate                                                     4,513          116,804
  Deferred revenue                                                    81,454           84,432
                                                               -------------    -------------
      Total Other Liabilities                                         85,967          201,236
                                                               -------------    -------------

TOTAL LIABILITIES                                                  6,891,298        7,206,771
                                                               -------------    -------------

SUBORDINATED DEBT TO AFFILIATE                                       371,330          371,330
                                                               -------------    -------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
    authorized, issued and outstanding                                   100              100

   Additional paid-in capital                                            900              900
   Retained earnings (deficit)                                    (4,232,533)      (3,985,570)
                                                               -------------    -------------
       Total Stockholders' Equity (Deficit)                       (4,231,533)      (3,984,570)
                                                               -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                   $   3,031,095    $   3,593,531
                                                               =============    =============


Note 1: The balance sheet at December 31, 2001, as presented, is derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                     Quarter Ended     Quarter Ended
                                                     March 31, 2002    March 31, 2001
                                                     --------------    --------------
REVENUES

  Vehicle monthly lease payments                     $     249,740    $     537,683
   Amortization of down payments                            81,847          233,371
                                                     -------------    -------------

        Total Revenues                                     331,587          771,054
                                                     -------------    -------------

OPERATING EXPENSES

  Operating costs                                           21,462            9,126
  General and administrative                                28,903           13,551
  Depreciation and amortization                            230,364          384,405
  Impairment loss                                              -0-              -0-
                                                     -------------    -------------

        Total Operating Expenses                           280,729          407,082
                                                     -------------    -------------

Operating Income (Loss)                                     50,858          363,972
                                                     -------------    -------------

OTHER INCOME (EXPENSE)

Investment income                                              153            1,467
Other income (expense)                                          39               52
Interest expense                                          (183,993)        (252,473)
Loss on sale of inventory                                 (114,020)        (120,565)
                                                     -------------    -------------

        Total Other Income (Expense)                      (297,821)        (371,519)
                                                     -------------    -------------

Provision for Federal Income Taxes                             -0-              -0-
                                                     -------------    -------------

Net Loss                                             $    (246,963)   $      (7,547)
                                                     =============    =============

Loss per share (basic and diluted)                   $      246.96    $        7.55
                                                     -------------    -------------



See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                   3 Months Ended    3 Months Ended
                                                                   March 31, 2002    March 31, 2001
                                                                   --------------    --------------
Cash flows from operating activities
Net loss                                                            $    (246,963)   $      (7,547)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                        230,364          384,405
     Amortization of down payments                                        (81,847)        (233,371)
     Impairment loss                                                          -0-              -0-
     Provision for allowance for doubtful accounts                            -0-              -0-
     (Gain) loss on sale of property                                      114,020          120,565
Net changes in operating assets and liabilities:
     Accounts receivable                                                    7,072          173,463
     Other Assets                                                          (1,516)
     Accrued liabilities                                                   (1,608)         (94,223)
     Deferred revenue                                                      17,272          (43,283)
                                                                    -------------    -------------
Net cash provided (USED) by operating activities                           36,794          300,009

Cash flows from investing activities
   Purchase of fixed assets                                                   -0-              -0-
   Cash proceeds from sale of property                                    250,575          678,737
                                                                    -------------    -------------
Net cash (used) by investing activities                                   250,575          678,737

Cash flows from financing activities
   Proceeds from issuance of common stock                                     -0-              -0-
   Net advances (payments) to affiliates                                 (138,437)           3,833
   Debt issuance costs                                                        -0-              -0-
   Proceeds from notes payable                                                -0-              -0-
   Payments of Notes Payable                                             (137,000)        (812,000)
                                                                    -------------    -------------
Net cash provided by financing activities                                (275,437)        (808,167)
                                                                    -------------    -------------

Net INcrease (DECREASE) In cash                                            11,932          170,579

CASH AND CASH EQUIVALENTS, beginning of period                            263,633          446,662
                                                                    -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                            $     275,565    $     617,241
                                                                    =============    =============

Cash paid during the YEAR for
   Interest                                                         $     184,612    $     257,972
   Income taxes                                                     $         -0-    $         -0-



NON-CASH INVESTING ACTIVITIES

Vehicle purchases during the three months ended March 31, 2002 with a net book value of $162,469 were reclassified from vehicles leased to vehicles held for sale.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2002

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

                                 MARCH 31, 2002


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

                  The Company adopted Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. No impairment has been recorded in these financial statements.

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

                                 MARCH 31, 2002


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

         ACCOUNTING PRONOUNCEMENTS

                  During 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The pronouncement addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. In 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and applies to all long-lived assets (including discontinued operations). The Company does not expect these standards to have a material impact on future financial statements or results of operations.

NOTE 3:  INVESTOR NOTES PAYABLE

         The Company has issued fixed rate redeemable asset-backed notes (Investor Notes) as of December 1999 in the amount of $10,000,000. During the first quarter ended March 31, 2002, approximately $252,000 was repaid to investors. The remaining balance as of March 31, 2002 was $6,599,000.

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

         The Company has a net operating loss (NOL) carryforward of approximately $5,400,000 and $1,450,000 for the year ended December 31, 2001 and the year ended December 31, 2000, respectively. The Company's NOL carryforward expires between December 31, 2013 and December 31, 2021.


NOTE 5:  RELATED PARTIES

         The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. For the period ending March 31, 2002, the Company paid TLMI $26,369 for these fees and owes TLMI another $4,513.



NOTE 6:  SUBORDINATED DEBT TO AFFILIATE

         The Company assumed a liability of $371,330 due to TLMI. This debt is subordinated to all other Company liabilities and cannot be repaid before any other creditors or investors.

NOTE 7:  GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses from operations, negative working capital, a negative equity position and TAF II has substantial investor notes payable in 2002. Management of TAF II intends to attempt to continue leasing vehicles, raise additional capital and or secure additional financing in order to continue repayment of the investor notes payable. Management recognizes that full repayment may take several years to complete and that full repayment may not occur. This situation raises substantial doubt about TAF II's ability to continue as a going concern. TLMI and its other subsidiaries in the consolidated group are not responsible or obligated to repay any investor notes payable that TAF II cannot repay.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended March 31, 2002. The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.


General.

         As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.


Results of Operations: Three months ended March 31, 2002, compared to three months ended March 31 ,2001

         For the three months ended March 31, 2002, the Company had received monthly contract lease payments of $249,740 and amortization of down payments of $81,847. For the same period in 2001, the Company had contract lease income of $537,683, and amortization of down payments of $233,371. The decrease in total revenues of $439,467 for the three month period ended March 31, 2002, compared to the same period in 2001, was the result of decreased lease activity in the first quarter of 2002. Lease activity was down primarily because of a smaller number of outstanding leases. Fewer outstanding leases were due to (1) repossessions, (2) early-payoffs and (3) vehicles going to term.

         Operating costs including general and administrative expenses were $50,365 for the first quarter of 2002 compared to $22,677 for the same period in 2001. The increase in operating costs for the first quarter of 2002 was due to a higher level of expenses, including audit and trustee fees.

         Depreciation and amortization was $230,364 for the three months ended March 31, 2002, compared to $384,405 for the same period in 2001. The smaller depreciation expense in the first quarter of 2002 was due to a smaller number of vehicles on lease than for the same period in 2001.

         Interest expense for the three months ended March 31, 2002, was $ 183,993 compared to $ 252,473 for the same period in 2001. The reduction in interest expense for the second quarter of 2002 was due to a reduction in Notes outstanding at March 31, 2002, compared to the same period in 2001.

         Loss on sale of inventory for the first quarter of 2002 was $114,020 compared to a loss of $120,565 for the same period in 2001. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

         The net loss for the first quarter ended March 31, 2002 was $246,963 compared to a loss of $ 7,547 for the same period in 2001. The higher loss for the 2002 period reflects the reduction in revenue for the 2002 period compared to the same period in 2001.


 Liquidity and Capital Resources

         During the three months ended March 31, 2002 the Company used cash of $ 250,575 in its investing activities from the sale of property and used $(275,437) in its financing activities. For the same period in 2001, the Company utilized cash of $678,737 in its investing activities and used $(808,167) in its financing activities.

         Investor notes payable of $6,599,000 are due on June 30, 2002. The Company anticipates that a substantial portion of the Notes will not be paid at that time. Management intends to continue leasing vehicles and attempt to raise capital and/or secure bank financing in order to continue repayment of the investor notes payable. There is no assurance that the Company will be successful in raising additional funds or that all of the Notes will be repaid from additional leasing activities.

         The Company's only source of liquidity in the future will be from its monthly lease payments after interest and other allowed expenses.

         The Company's portfolio, which consisted of 436 leases, included 299 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:


                                                                                                   Vehicle
                      # of        Gross Cost          Misc.          Total          Down             Sale          Sales Tax
                   Contracts      Of Vehicle        Expenses        Payments       Payment          Amount          Credit
                 -------------   -------------   -------------   -------------   -------------   -------------   -------------
Repossession               179   $   4,187,570   $     102,034   $   1,794,633   $     809,470   $   1,959,967   $      92,509
Early Payoff               120   $   2,495,672   $       3,944   $   1,148,002   $     532,088   $   1,714,878   $      84,887
                 -------------   -------------   -------------   -------------   -------------   -------------   -------------
Total                      299   $   6,683,242   $     105,978   $   2,942,635   $   1,341,558   $   3,674,845   $     177,396


                                                    Total
                    Warranty        Marketing       Amount           Profit
                    Rebate          Fee Paid       Received          (Loss)
                 -------------   -------------   -------------   -------------
Repossession     $      35,101   $     449,373   $   4,242,307   $     (47,297)
Early Payoff     $      15,516   $     289,318   $   3,206,053   $     706,437
                 -------------   -------------   -------------   -------------
Total            $      50,617   $     738,691   $   7,448,360   $     659,140



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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of the Company's sole stockholder during the first quarter of 2002.


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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended March 31, 2002

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


Date: 5/15/02                                   /s/ KENNETH C. LOWE
      --------------------             ----------------------------------------
                                                Kenneth C. Lowe, President/
                                                Chief Executive Officer


Date: 5/15/02                                   /s/ KENNETH C. LOWE
      --------------------             ----------------------------------------
                                                Kenneth C. Lowe, President/
                                                Chief Operating Officer


Date: 5/15/02                                   /s/ KENNETH C. LOWE
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

4.1            Form of Indenture between Transition Auto Finance II, Inc. and
               Trust Management, Inc., as Trustee***

4.2 Form of Secured Note Due June 30, 2002 (included in Article Two of Indenture filed as Exhibit 4.1)

10.1           Form of Master Contract Purchase Agreement between Transition
               Auto Finance II, Inc. and Transition Leasing Management, Inc.**

10.2           Form of Servicing Agreement between Transition Leasing
               Management, Inc. and Transition Auto Finance II, Inc.**


----------
* Incorporated by reference from Registration Statement on Form SB-2 of Transition Auto Finance II, Inc. Registration No. 33-49261-D, filed April 2, 1998.

** Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2 of Transition Auto Finance II, Inc., Registration No. 33-49261-D, filed June 19, 1998.

*** Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2 of Transition Auto Finance II, Inc., Registration No. 33-49261-D, filed July 9, 1998.