Form 10QSB
period 2002-06-30
TRANSITION AUTO FINANCE II INC
filed 2002-09-19
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As June 30, 2002, the issuer' had 1,000 shares of common stock



        TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]


================================================================================

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2002


                                                                                                           Page No.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

              Balance Sheets......................................................................................3
                June 30, 2002 (Unaudited) and December 31, 2001

              Statements of Income (Unaudited)....................................................................5
                Quarter and six months ended June 30, 2002 and June 30, 2001

              Statements of Cash Flows (Unaudited)................................................................6
                Six Months ended June 30, 2002 and June 30, 2001

              Notes to Financial Statements (Unaudited)...........................................................7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................12

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings..............................................................................14

         ITEM 2.  Changes in Securities and Use of Proceeds......................................................14

         ITEM 3.  Defaults Upon Senior Securities................................................................14

         ITEM 4.  Submission of Matters to a Vote of Security Holders............................................14

         ITEM 5.  Other Information..............................................................................14

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................15

         Signatures..............................................................................................16



         In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                    6 months ended         FYE
                                                                                      6/30/2002         12/31/2001
                                                                                     (unaudited)       (See Note 1)
                                                                                    --------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                                                          $    193,812      $    263,633
  Accounts receivable                                                                     536,485           512,086
  Vehicles held for sale                                                                  381,640           170,306
  Other Assets                                                                                -0-             2,082
                                                                                     ------------      ------------
      Total Current Assets                                                              1,111,937           948,107
                                                                                     ------------      ------------

PROPERTY, at cost
  Vehicles leased                                                                       2,619,566         4,006,800
  Less accumulated depreciation                                                        (1,381,871)       (1,570,410)
                                                                                     ------------      ------------
      Net Property                                                                      1,237,695         2,436,390
                                                                                     ------------      ------------

OTHER ASSETS
  Debt issuance costs, net of amortization of $1,118,932 and $962,153                         -0-           156,779
  Due from an affiliate                                                                    89,813            52,255
                                                                                     ------------      ------------
       Total other assets                                                                  89,813           209,034
                                                                                     ------------      ------------

TOTAL ASSETS                                                                         $  2,439,445      $  3,593,531
                                                                                     ============      ============

                        TRANSITION AUTO FINANCE II, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    6 Months Ended         FYE
                                                                                      6/30/2002         12/31/2001
                                                                                     (Unaudited)       (See Note 1)
                                                                                    --------------     ------------
CURRENT LIABILITIES
  Accrued liabilities                                                                $      6,852      $     72,603
  Investor notes payable                                                                6,280,000         6,736,000
  Current portion of deferred revenue                                                      85,957           196,932
                                                                                     ------------      ------------
        Total Current Liabilities                                                       6,372,809         7,005,535
                                                                                     ------------      ------------

OTHER LIABILITIES
  Due to affiliate                                                                          3,566           116,804
  Deferred revenue                                                                         59,921            84,432
                                                                                     ------------      ------------
        Total Other Liabilities                                                            63,487           201,236
                                                                                     ------------      ------------

TOTAL LIABILITIES                                                                       6,346,296         7,206,771
                                                                                     ------------      ------------

SUBORDINATED DEBT TO AFFILIATE                                                            371,330           371,330
                                                                                     ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                                                  100               100
   Additional paid-in capital                                                                 900               900
   Retained earnings (deficit)                                                         (4,369,181)       (3,985,570)
                                                                                     ------------      ------------
        Total Stockholders' Equity (Deficit)                                           (4,368,181)       (3,984,570)
                                                                                     ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                                         $  2,439,445      $  3,593,531
                                                                                     ============      ============

Note 1: The balance sheet at December 31, 2001, as presented, is derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                 Quarter Ended   Six Months Ended    Quarter Ended   Six Months Ended
                                                 June 30, 2002      June 30, 2002    June 30, 2001      June 30, 2001
                                                 -------------   ----------------    -------------   ----------------

REVENUES
  Vehicle monthly lease payments                  $    197,856      $    447,596      $    401,607      $    939,290
   Amortization of down payments                        68,416           150,263           189,390           422,761
                                                  ------------      ------------      ------------      ------------
        Total Revenues                                 266,272           597,859           590,997         1,362,051
                                                  ------------      ------------      ------------      ------------

OPERATING EXPENSES
  Operating costs                                       12,022            33,484           (17,413)           (8,287)
  General and administrative                            24,709            53,612            34,619            48,170
  Depreciation and amortization                        203,765           434,129           343,214           727,619
  Impairment loss                                          -0-               -0-               -0-               -0-
                                                  ------------      ------------      ------------      ------------
        Total Operating Expenses                       240,496           521,225           360,420           767,502
                                                  ------------      ------------      ------------      ------------
Operating Income (Loss)                                 25,776            76,634           230,577           594,549
                                                  ------------      ------------      ------------      ------------


OTHER INCOME (EXPENSE)

Investment income                                           75               228             1,334             2,801
Other income (expense)                                      26                65                43                95
Interest expense                                      (117,609)         (301,602)         (223,410)         (475,883)
Loss on sale of inventory                              (44,917)         (158,937)         (126,837)         (247,402)
                                                  ------------      ------------      ------------      ------------
        Total Other Income (Expense)                  (162,425)         (460,246)         (348,870)         (720,389)
                                                  ------------      ------------      ------------      ------------

Provision for Federal Income Taxes                         -0-               -0-               -0-               -0-
                                                  ------------      ------------      ------------      ------------

Net Loss                                          $   (136,649)     $   (383,612)     $   (118,293)     $   (125,840)
                                                  ============      ============      ============      ============

Profit (Loss) per share (basic and diluted)       $    (136.65)     $    (383.61)     $    (118.29)     $    (125.84)


See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                      6 Months Ended     6 Months Ended
                                                                       June 30, 2002      June 30, 2001
                                                                      --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $   (383,612)     $   (125,840)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                          434,129           727,619
     Amortization of down payments                                         (150,263)         (422,761)
     Impairment loss                                                            -0-               -0-
     Provision for allowance for doubtful accounts                              -0-               -0-
     (Gain) loss on sale of property                                        158,937           247,402
Net changes in operating assets and liabilities:
     Accounts receivable                                                    (24,399)          135,947
     Other Assets                                                             2,082               -0-
     Accrued liabilities                                                    (65,752)          (79,179)
     Deferred revenue                                                        14,777           (41,049)
                                                                       ------------      ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            (14,101)          442,139

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                    (800)              -0-
   Cash proceeds from sale of property                                      476,760         1,300,580
                                                                       ------------      ------------
NET CASH (USED) BY INVESTING ACTIVITIES                                     475,960         1,300,580
                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                       -0-               -0-
   Net advances (payments) to affiliates                                    (75,680)          (43,410)
   Debt issuance costs                                                          -0-               -0-
   Proceeds from notes payable                                                  -0-               -0-
   Payments of Notes Payable                                               (456,000)       (1,699,000)
                                                                       ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  (531,680)       (1,742,410)
                                                                       ------------      ------------
NET INCREASE (DECREASE) IN CASH                                             (69,821)              309

CASH AND CASH EQUIVALENTS, beginning of period                              263,633      $    446,662
                                                                       ============      ============

CASH AND CASH EQUIVALENTS, end of period                               $    193,812      $    446,971
                                                                       ============      ============

CASH PAID DURING THE YEAR FOR
   Interest                                                            $    363,348      $    490,370
                                                                       ============      ============
   Income taxes                                                        $        -0-      $        -0-

NON-CASH INVESTING ACTIVITIES

Vehicle purchases during the three months ended June 30, 2002 with a net book value of $216,484 were reclassified from vehicles leased to vehicles held for sale.

Vehicles purchased during the six months ended June 30, 2001 with a net book value of $245,298 were reclassified from vehicles leased to vehicles held for sale.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2002

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

                  The Company maintains cash balances at financial institutions in Dallas, Texas. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

         VEHICLES HELD FOR SALE

                  Vehicles held for sale are leased vehicles in which the lease term has expired or that have been repossessed. Vehicles held for sale are valued at the lower of book value or market value. Generally, these vehicles will be sold at auction by the Company.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2002


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

         OTHER ASSETS

                  Other assets include debt issuance costs incurred in connection with the Company's offering of securities filed with the Securities and Exchange Commission. These costs are being amortized, on a straight-line basis, over the term of the debt securities, which mature on June 30, 2002.

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

                                  JUNE 30, 2002


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

         ACCOUNTING PRONOUNCEMENTS

                  During 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The pronouncement addresses the recognition and re-measurement of obligations associated with the retirement of tangible long-lived assets. In 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and applies to all long-lived assets (including discontinued operations). The Company does not expect these standards to have a material impact on future financial statements or results of operations.

NOTE 3:  INVESTOR NOTES PAYABLE

         The Company has issued fixed rate redeemable asset-backed notes (Investor Notes) as of December 1999 in the amount of $10,000,000. During the second quarter ended June 30, 2002, approximately $319,000 was repaid to investors. The remaining balance as of June 30, 2002 was $6,280,000.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2002


         These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933. The Investor Notes bear interest at the rate of 11%. Interest is payable monthly on the 15th day of each month.

         The Investor Notes were issued at various times during 1999 and 1998, however the maturity date for all of the Investor Notes is June 30, 2002. The Investor Notes, are collateralized by the following:

                  1. Automobile contracts for the leasing of new or late model automobiles.

                  2.       The leased vehicles.

         On June 30, 2002, TAF II, Inc. defaulted on its $10,000,000 11% Redeemable Secured Notes. At the time of the default the company had paid to investors a total of $7,058,413. This figure is comprised of $3,338,413 in interest and $3,720,000 of principal. The Company estimates that its remaining lease portfolio will generate approximately $1,500,000 in additional funds. The exact amount of additional funds is indeterminable since the number of leases that will go to term is unknown at this time.

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

         The Company has a deferred tax asset as of December 31, 2001 and 2000 (primarily from net operating loss carry forward), which has been completely offset by recognition of a valuation allowance.

         The Company has a net operating loss (NOL) carry forward of approximately $5,400,000 and $1,450,000 for the year ended December 31, 2001 and the year ended December 31, 2000, respectively. The Company's NOL carry forward expires between December 31, 2013 and December 31, 2021.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2002


NOTE 5:  RELATED PARTIES

         The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. For the six month period ending June 30, 2002, the Company paid TLMI $26,268 for these fees and owes TLMI another $3,566.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended and six-month period ended June 30, 2002. The balance sheet at December 31, 2001, as presented, is derived from the audited financial statements at that date.

General.

         As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

Results of Operations: Three months ended June 30, 2002, compared to three months ended June 30, 2001

         For the three months ended June 30, 2002 the company had received monthly contract lease payments of $197,856 and amortization of down payments of $68,416. For the same period in 2001, the Company had contract lease income of $401,607 and amortization of down payments of $189,390. The drop in monthly contract lease payments of $203,751 for the three month period ended June, 30, 2002, compared to the same period in 2001, was the result of a decline in the number of active leases due to increased repossessions, early terminations and matured leases. Until the economy improves, the company believes that increased levels of repossessions will continue.

         Operating costs including general and administrative expenses were $36,731 for the second quarter of 2002 compared to $17,206 for the same period in 2001.

         Depreciation and amortization was $203,765 for the three months ended June 30, 2002, compared to $343,214 for the same period in 2001. The decline of $139,449, for the second quarter of 2002 was due to fewer active leases, the result of repossessions, early terminations and matured leases.

         Interest expense for the three months ended June 30, 2002, was $117,609 compared to $223,410 for the same period in 2001. The reduction in interest expense for the second quarter of 2002 was due to a reduction in Notes outstanding at June 30, 2002, compared to the same period in 2001.

         Loss on sale of inventory for the second quarter of 2002 was $44,917 compared to a loss of $126,837 for the same period in 2001. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle. This change is primarily the result of fewer units being sold during 2002.

         The net loss for the second quarter ended June 30, 2002 was $136,649 compared to a loss of $118,293 for the same period in 2001. The nominal change in the loss is primarily the results of an increase in operating cost as a percent of revenue from 2001 to 2002.

Results of Operations: Six-month period ended June 30, 2002 compared to six months ended June 30, 2001

         Total revenue for the six months ended June 30, 2002 was $597,859 compared to $1,362,051 for the same period in 2001. The decrease in revenue for the 2002 period was the result of fewer leases on the books resulting in lower monthly payments and amortization of down payments.

         Operating costs and expenses were $87,096 for the six-month period ended June 30, 2002 compared to $39,883 for the same period in 2001. The increase in operating costs in 2002 was primarily the additional costs incurred in collections and repossessions and negative operating cost in 2001, which was the result of a returned insurance check that had been booked in a prior period.

         Depreciation and amortization for the six months ended June 30, 2002 was $434,129, compared to $727,619 for the same period in 2001. The decrease in depreciation for the 2002 period was due to a smaller portfolio of leases.

         Interest expense for the six months ended June 30, 2002 was $301,602 compared to $475,883 for the same period in 2001. The decrease in interest expense of $174,281 was due to a reduction of notes outstanding at June 30, 2002 compared to the same period in 2001.

         Loss on sale of inventory for the six month ended June 30, 2002 was $158,937 compared to $247,402 loss for the same period in 2001. The decrease of $88,465 for the second quarter of 2002 was the result of an improvement of used car prices.

         The Company had a loss of $383,612 for the six months ended June 30, 2002 compared to a loss of $125,840 for the same period in 2001. The increased loss of $257,772 was primarily due to a lack of funds to invest in new leases, which caused total revenues to be down substantially while expenses as a percent of revenues increased from 56% to 87% during the six months ended June 30, 2001 and 2002 respectively.

         On June 30, 2002, TAF II, Inc. defaulted on its $10,000,000 11% Redeemable Secured Notes. At the time of the default the company had paid to investors a total of $7,058,413. This figure is comprised of $3,338,413 in interest and $3,720,000 of principal. The Company estimates that its remaining lease portfolio will generate approximately $1,500,000 in additional funds. The exact amount of additional funds is indeterminable since the number of leases that will go to term is unknown at this time.

         The adverse economic effects of the current recession and events of September 11, resulted in an unusually high number of early lease payoffs and automobile repossessions. The major reasons for the excessive early payoffs and repossessions appear to have been (1) the weak economy, and (2) low-cost incentive financing (such as "zero financing") offered by new car manufacturers. The weak economy hurt the personal finances of many customers causing an increased number of repossessions, while low-cost incentive financing enticed many other customers to purchase new cars, which resulted in these customers paying off their leases early. Additionally, low-cost financing negatively impacted used car prices by flooding the market with late model cars.

         The early payoffs and repossessions was not, by itself, extraordinary. What was extraordinary - and unprecedented - was the pace and rate at which these early payoffs and repossessions occurred. Most damaging, however, was the timing of the excessive early payoffs and repossessions, which began to accelerate in September 2000. Under the terms of the indenture that governs the notes, all payments after August 2000, from early payoffs and repossessions had to be returned to the note-holders rather than retained by the company for further investment. This "sinking fund" provision in the indenture had a devastating effect on the company's capital, and stripped the company of its ability to generate sufficient cash flow to repay the notes.

         The company is working on a plan that would extend the maturity of the notes and the reinvestment period, and lower the interest rate. The effect of these changes should increase the ultimate amount of funds that will be repaid on the notes. This plan, if submitted to note-holders, is unlikely to be approved since the indenture requires that these modifications would have to be approved by 100% of the note-holders.

Liquidity and Capital Resources

         During the six months ended June 30, 2002 the Company used cash of $475,960 in its investing activities from the sale of property and used $531,680 in its financing activities. For the same period in 2001, the Company utilized cash of $1,300,580 in its investing activities and used $1,742,410 in its financing activities. For the six months ended June 30, 2002, the Company purchased no additional vehicles and reduced its notes payable by $456,000. For the same period in 2001, the Company reduced its notes payable by $1,699,000

         The Company's portfolio, which consisted of 436 leases, included 321 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                                                Vehicle
                       # of       Gross Cost        Misc.          Total          Down           Sale         Sales Tax
                    Contracts     Of Vehicle      Expenses       Payments        Payment        Amount         Credit
                   -----------    -----------    -----------    -----------    -----------    -----------    -----------
Repossession               193    $ 4,543,566    $   110,060    $ 2,008,139    $   893,704    $ 2,090,867    $    96,352
Early Payoff               128    $ 2,834,405    $     3,944    $ 1,381,103    $   597,681    $ 1,913,719    $    92,819
                   -----------    -----------    -----------    -----------    -----------    -----------    -----------
Total                      321    $ 7,377,971    $   114,004    $ 3,389,242    $ 1,491,385    $ 4,004,586    $   189,171

                                                   Total
                    Warranty       Marketing       Amount          Profit
                     Rebate        Fee Paid       Received         (Loss)
                   -----------    -----------    -----------    -----------
Repossession       $    40,163    $   495,548    $ 4,633,677    $   (19,949)
Early Payoff       $    15,805    $   326,734    $ 3,674,394    $   836,046
                   -----------    -----------    -----------    -----------
Total              $    55,968    $   822,282    $ 8,308,071    $   816,097

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Although the Company is not a party to any material legal proceedings, it is possible that one or more note-holders may institute legal action against the company in light of the default of the company's notes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         On June 30, 2002, the Company defaulted on its $10,000,000 11% Redeemable Secured Notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the Second quarter of 2002.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the six months ended June 30, 2002

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TRANSITION AUTO FINANCE II, INC.
                                     ---------------------------------------
                                                (Registrant)


Date:       9/19/02                         /s/ KENNETH C. LOWE
     ----------------------          ---------------------------------------
                                         Kenneth C. Lowe, President/
                                         Chief Executive Officer


Date:       9/19/02                         /s/ KENNETH C. LOWE
     ----------------------          ---------------------------------------
                                         Kenneth C. Lowe, President/
                                         Chief Operating Officer


Date:       9/19/02                         /s/ KENNETH C. LOWE
     ----------------------          ---------------------------------------
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

   99.1                  Certification of Reporting Officer


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