Form 10QSB
period 2002-09-30
TRANSITION AUTO FINANCE II INC
filed 2002-11-14
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                -----------------







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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As September 30, 2002, the issuer' had 1,000 shares of common stock



    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

================================================================================

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                                                                                           PAGE NO.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets..................................................................................3
                    September 30, 2002 (Unaudited) and December 31, 2001

                  Statements of Income (Unaudited)................................................................5
                    Quarter and nine months ended September 30, 2002 and September 30, 2001

                  Statements of Cash Flows (Unaudited)............................................................6
                    Nine Months ended September 30, 2002 and September 30, 2001

                  Notes to Financial Statements (Unaudited).......................................................7

         ITEM 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.............................................................12

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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                         9 MONTHS ENDED         FYE
                                                                            9/30/2002        12/31/2001
                                                                           (UNAUDITED)      (SEE NOTE 1)
                                                                         --------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                                                $   554,966       $   263,633
  Accounts receivable                                                          694,919           512,086
  Vehicles held for sale                                                       188,626           170,306
  Other Assets                                                                  33,972             2,082
                                                                           -----------       -----------
      Total Current Assets                                                   1,472,483           948,107
                                                                           -----------       -----------

PROPERTY, at cost
  Vehicles leased                                                            2,086,583         4,006,800
  Less accumulated depreciation                                             (1,123,562)       (1,570,410)
                                                                           -----------       -----------
      Net Property                                                             963,021         2,436,390
                                                                           -----------       -----------


OTHER ASSETS
  Debt issuance costs, net of amortization of $1,118,932 and $962,153              -0-           156,779
  Due from an affiliate                                                         15,876            52,255
                                                                           -----------       -----------
       Total other assets                                                       15,876           209,034
                                                                           -----------       -----------
TOTAL ASSETS                                                               $ 2,451,380       $ 3,593,531
                                                                           ===========       ===========


See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                9 MONTHS ENDED          FYE
                                                  9/30/2002         12/31/2001
                                                 (UNAUDITED)       (SEE NOTE 1)
                                                --------------     ------------
CURRENT LIABILITIES
  Accrued liabilities                              $    24,947      $    72,603
  Investor notes payable                             6,280,000        6,736,000
  Current portion of deferred revenue                   57,841          196,932
                                                   -----------      -----------
        Total Current Liabilities                    6,362,788        7,005,535
                                                   -----------      -----------

OTHER LIABILITIES
  Due to affiliate                                      28,940          116,804
  Deferred revenue                                      57,536           84,432
                                                   -----------      -----------
      Total Other Liabilities                           86,476          201,236
                                                   -----------      -----------

TOTAL LIABILITIES                                    6,449,264        7,206,771
                                                   -----------      -----------

SUBORDINATED DEBT TO AFFILIATE                         371,330          371,330
                                                   -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
     authorized, issued and outstanding                    100              100
   Additional paid-in capital                              900              900
   Retained earnings (deficit)                      (4,370,214)      (3,985,570)
                                                   -----------      -----------
       Total Stockholders' Equity (Deficit)         (4,369,214)      (3,984,570)
                                                   -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                       $ 2,451,380      $ 3,593,531
                                                   ===========      ===========

Note 1: The balance sheet at December 31, 2001, as presented, is derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)


                                           QUARTER ENDED       NINE MONTHS ENDED      QUARTER ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30, 2002    SEPTEMBER 30, 2002    SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                        ------------------    ------------------    ------------------   ------------------
REVENUES

  Vehicle monthly lease payments               $   156,439           $   604,035           $   364,005          $ 1,303,295
   Amortization of down payments                    33,797               184,060               150,623              573,384
                                               -----------           -----------           -----------          -----------

        Total Revenues                             190,236               788,095               514,628            1,876,679
                                               -----------           -----------           -----------          -----------

OPERATING EXPENSES

  Operating costs                                   22,349                55,833                74,875               66,588
  General and administrative                        28,771                82,383                71,988              120,158
  Depreciation and amortization                     97,838               531,967               308,161            1,035,780
  Impairment loss                                      -0-                   -0-                   -0-                  -0-
                                               -----------           -----------           -----------          -----------

        Total Operating Expenses                   148,958               670,183               455,024            1,222,526
                                               -----------           -----------           -----------          -----------

Operating Income (Loss)                             41,278               117,912                59,604              654,153
                                               -----------           -----------           -----------          -----------

OTHER INCOME (EXPENSE)

Investment income                                    1,042                 1,270                   678                3,479
Other income (expense)                                  22                    87                    34                  129
Interest expense                                       -0-              (301,602)             (204,522)            (680,405)
Loss on sale of inventory                          (43,374)             (202,311)              (64,137)            (311,539)
                                               -----------           -----------           -----------          -----------
        Total Other Income (Expense)               (42,310)             (502,556)             (267,947)            (988,336)
                                               -----------           -----------           -----------          -----------

Provision for Federal Income Taxes                     -0-                   -0-                   -0-                  -0-
                                               -----------           -----------           -----------          -----------
Net Loss                                       $    (1,032)          $  (384,644)          $  (208,343)         $  (334,183)
                                               ===========           ===========           ===========          ===========

Loss per share (basic and diluted)             $      1.03           $    384.64           $    208.34          $    334.18
                                               ===========           ===========           ===========          ===========


See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                  9 MONTHS ENDED         9 MONTHS ENDED
                                                                 SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                                                 ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                ($  384,644)          ($  334,183)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                          531,967             1,035,780
     Amortization of down payments                                         (184,060)             (573,384)
     Impairment loss                                                            -0-                   -0-
     Provision for allowance for doubtful accounts                              -0-                   -0-
     (Gain) loss on sale of property                                        202,311               311,539
Net changes in operating assets and liabilities:
     Accounts receivable                                                   (182,833)              183,819
     Other Assets                                                            31,890                   -0-
     Accrued liabilities                                                    (47,657)             (107,003)
     Deferred revenue                                                        18,073               (52,247)
                                                                        -----------           -----------
Net cash provided (USED) by operating activities                            (14,953)              464,321
                                                                        -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                    (800)                  -0-
   Cash proceeds from sale of property                                      814,571             1,689,258
                                                                        -----------           -----------
NET CASH (USED) BY INVESTING ACTIVITIES                                     813,771             1,689,258
                                                                        -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                       -0-                   -0-
   Net advances (payments) to affiliates                                    (51,485)               18,086
   Debt issuance costs                                                          -0-                   -0-
   Proceeds from notes payable                                                  -0-                   -0-
   Payments of Notes Payable                                               (456,000)           (2,312,000)
                                                                        -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  (507,485)
                                                                        -----------           -----------
                                                                                               (2,293,914)
NET INCREASE (DECREASE) IN CASH                                             291,333              (140,335)

CASH AND CASH EQUIVALENTS, beginning of period                              263,633               446,662
                                                                        -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                $   554,966           $   306,327
                                                                        ===========           ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                             $   363,348           $   700,492
                                                                        ===========           ===========
   Income taxes                                                         $       -0-           $       -0-
                                                                        ===========           ===========

NON-CASH INVESTING ACTIVITIES

Vehicle purchases during the nine months ended September 30, 2002 with a net book value of $97,144 were reclassified from vehicles leased to vehicles held for sale.

Vehicles purchased during the nine months ended September 30, 2001 with a net book value of $235,118 were reclassified from vehicles leased to vehicles held for sale.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2002

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

                               SEPTEMBER 30, 2002


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

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2002


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

         In April 2002, the FASB issued Statement 145, Rescission of FASB Statements 4, 44 and 64 and Amendment of FASB 13. This Statement addresses financial accounting and reporting associated with the extinguishment of certain debts and leases. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

         In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement will be effective after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

         In October 2002, the FASB issued Statement 147, Acquisitions of Certain Financial Institutions. This Statement will be effective October 1, 2002, but will have no effect on the Company's financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2002

NOTE 3:  INVESTOR NOTES PAYABLE

         The Company has issued fixed rate redeemable asset-backed notes (Investor Notes) as of December 1999 in the amount of $10,000,000. During the second quarter ended June 30, 2002 approximately $319,000 was repaid to investors. The remaining balance as of June 30, 2002 was $6,280,000. As of September 30, 2002 the Trustee, for the benefit of note-holders, was holding $479,335 in cash.

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

                  2.       The leased vehicles.

         On June 30, 2002, TAF II, Inc. defaulted on its $10,000,000 11% Redeemable Secured Notes. At the time of the default the company had paid to investors a total of $7,058,413. This figure is comprised of $3,338,413 in interest and $3,720,000 of principal. The Company estimates that its remaining lease portfolio will generate approximately $1,150,000 in additional funds. The exact amount of additional funds is indeterminable since the number of leases that will go to term is unknown at this time.

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

                               SEPTEMBER 30, 2002



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended and nine-month period ended September 30, 2002. The balance sheet at December 31, 2001, as presented, is derived from the audited financial statements at that date.

General.

         As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

         On June 30, 2002 Transition Auto Finance II, Inc. defaulted on its $10,000,000 11% Redeemable Secured Notes.

Results of Operations: Three months ended September 30, 2002, compared to three months ended September 30,2001.

         For the three months ended September 30, 2002 the company had received monthly contract lease payments of $156,439 and amortization of down payments of $33,797. For the same period in 2001, the Company had contract lease income of $364,005 and amortization of down payments of $150,623. The drop in monthly contract lease payments of $207,566 for the three month period ended September, 30, 2002, compared to the same period in 2001, was the result of a decline in the number of active leases due to increased repossessions, early terminations and matured leases. Until the economy improves, the company believes that increased levels of repossessions will continue.

         Operating costs including general and administrative expenses were $51,120 for the third quarter of 2002 compared to $146,863 for the same period in 2001. The higher operating costs for the 2001 period were due to $58,000 in additional marketing fees and $37,000 in bad debt expense.

         Depreciation and amortization was $97,838 for the three months ended September 30, 2002, compared to $308,161 for the same period in 2001. The decline of $210,323 for the third quarter of 2002 was due to fewer active leases, the result of repossessions, early terminations and matured leases.

         Interest expense for the three months ended September 30, 2002, was zero ($0) compared to $204,522 for the same period in 2001. The reduction in interest expense for the third quarter of 2002 was due to the Company's default June 30, 2002 on its 11% notes. No distributions have been made to note-holders since the default.

         Loss on sale of inventory for the third quarter of 2002 was $43,374 compared to a loss of $64,137 for the same period in 2001. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

         The net loss for the third quarter ended September 30, 2002 was $1,032 compared to a loss of $208,343 for the same period in 2001. The nominal loss in 2002 is primarily the result of fewer active leases than for the same period in 2001.

Results of Operations: Nine- month period ended September 30, 2002 compared to nine months ended September 30, 2001.

         Total revenue for the nine months ended September 30, 2002 was $788,095 compared to $1,876,679 for the same period in 2001. The decrease in revenue for the 2002 period was the result of fewer leases on the books resulting in lower monthly payments and amortization of down payments.

         Operating costs and expenses were $138,216 for the nine-month period ended September 30, 2002 compared to $186,746 for the same period in 2001. The decrease in operating costs in 2002 was primarily the result of lower cost of processing and collections on the smaller number of active leases in the third quarter.

         Depreciation and amortization for the nine months ended September 30, 2002 was $531,967, compared to $1,035,780 for the same period in 2001. The decrease in depreciation for the 2002 period was due to a smaller portfolio of leases.

         Interest expense for the nine months ended September 30, 2002 was $301,602 compared to $680,405 for the same period in 2001. The decrease in interest expense of $378,803 for the 2002 period was due to a reduction of notes outstanding at June 30, 2002 and the default on the notes subsequent to June 30, 2002.

         Loss on sale of inventory for the nine month ended September 30, 2002 was $202,311 compared to $311,539 loss for the same period in 2001. The decrease of $109,228 for the third quarter of 2002 was the result of a smaller number of vehicles being repossessed in the 2002 period.

         The Company had a loss of $384,644 for the nine months ended September 30, 2002 compared to a loss of $334,183 for the same period in 2001. The increased loss of $50,461 in the 2002 period was due to a decline in revenue because of fewer active leases.

         On June 30, 2002, TAF II, Inc. defaulted on its $10,000,000 11% Redeemable Secured Notes. At the time of the default the company had paid to investors a total of $7,058,413. This figure is comprised of $3,338,413 in interest and $3,720,000 of principal. The Company estimates that its remaining lease portfolio will generate approximately $1,150,000 in additional funds. The exact amount of additional funds is indeterminable since the number of leases that will go to term is unknown at this time. The trustee, for the benefit of note-holders, currently holds $594,335 in cash.

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

         The early payoffs and repossessions were not, by themselves, extraordinary. What was extraordinary - and unprecedented - was the pace and rate at which these early payoffs and repossessions occurred. Most damaging, however, was the timing of the excessive early payoffs and repossessions, which began to accelerate in September 2000. Under the terms of the indenture that governs the notes, all payments after August 2000, from early payoffs and repossessions had to be returned to the note-holders rather than retained by the company for further investment. This "sinking fund" provision in the indenture had a devastating effect on the company's capital, and stripped the company of its ability to generate sufficient cash flow to repay the notes.

         The company has worked on a plan that would extend the maturity of the notes and the reinvestment period, and lower the interest rate. The effect of these changes should have increased the ultimate amount of funds available for note repayment but since these modifications would require 100% approval of the note-holders, it is unlikely that the plan will be submitted.

Liquidity and Capital Resources


         During the nine months ended September 30, 2002 the Company used cash of $813,771 in its investing activities from the sale of property and used $507,485 in its financing activities. For the same period in 2001, the Company utilized cash of $1,689,258 in its investing activities and used $2,293,914 in its financing activities. For the nine months ended September 30, 2002, the Company purchased no additional vehicles and reduced its notes payable by $456,000. For the same period in 2001, the Company reduced its notes payable by $2,312,000.

         The Company's portfolio, which consisted of 426 leases, included 338 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:


                                                                           VEHICLE
                 # OF     GROSS COST     MISC.      TOTAL       DOWN         SALE
               CONTRACTS  OF VEHICLE   EXPENSES    PAYMENTS    PAYMENT      AMOUNT
               ---------  ----------  ----------  ----------  ----------  ----------
Repossession     204      $4,900,602  $  117,364  $2,218,338  $  964,342  $2,249,782
Early Payoff     134      $2,937,438  $    3,944  $1,476,313  $  621,224  $1,950,258
                 ---      ----------  ----------  ----------  ----------  ----------
Total            338      $7,838,040  $  121,308  $3,694,651  $1,585,566  $4,200,040

[CONTINUATION OF TABLE BELOW]

                                                      TOTAL
                SALES TAX    WARRANTY   MARKETING     AMOUNT      PROFIT
                  CREDIT      REBATE     FEE PAID    RECEIVED     (LOSS)
                ----------  ----------  ----------  ----------  ----------
Repossession    $  104,308  $   52,631  $  534,366  $5,055,037  $   37,070
Early Payoff    $   94,693  $   15,805  $  340,271  $3,818,022  $  876,640
                ----------  ----------  ----------  ----------  ----------
Total           $  199,001  $   68,436  $  874,637  $8,873,059  $  913,710



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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         On June 30, 2002, the Company defaulted on its $10,000,000 11% Redeemable Secured Notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the Third quarter of 2002.


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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the nine months ended September 30, 2002

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            TRANSITION AUTO FINANCE II, INC.
                                        ----------------------------------------
                                                    (Registrant)


Date:   November 14, 2002                      /s/ KENNETH C. LOWE
      ---------------------             ----------------------------------------
                                           Kenneth C. Lowe, President/
                                                Chief Executive Officer


Date:   November 14, 2002                      /s/ KENNETH C. LOWE
      ---------------------             ----------------------------------------
                                           Kenneth C. Lowe, President/
                                                Chief Operating Officer


Date:   November 14, 2002                      /s/ KENNETH C. LOWE
      ---------------------             ----------------------------------------
                                           Kenneth C. Lowe, President/
                                                Chief Financial Officer

           CERTIFICATE OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

I, Kenneth C. Lowe, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Transition Auto Finance II (TAF II).

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of TAF II as of, and for, the periods presented in this quarterly report.

4. TAF II's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for TAF II and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to TAF II, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of TAF II's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. TAF II's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and TAF II's Board of Directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect TAF II's ability to record, process, summarize and report financial data and have identified for TAF II's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in TAF II's internal controls.

6. TAF II's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

/s/ KENNETH C. LOWE
---------------------------
Kenneth C. Lowe,
Chief Executive and Chief Financial Officer

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