Form 10KSB
period 2002-12-31
TRANSITION AUTO FINANCE II INC
filed 2003-04-11
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10KSB. [X]

State issuer's revenues for its most recent fiscal year: $928,656

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2002, the issuer had 1,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I ....................................................................    3

Item 1. Description of Business ...........................................    3
Item 2. Description of Property ...........................................    4
Item 3. Legal Proceedings .................................................    4
Item 4. Submission of Matters to a Vote of Security Holders ...............    4

PART II ...................................................................    4

Item 5. Market for Common Equity and Related Stockholder Matters ..........    4
Item 6. Management's Discussion and Analysis or Plan of Operations ........    5
Item 7. Financial Statements and Supplementary Data .......................    6
Item 8. Changes In and Disagreements With Accountants On Accounting and
        Financial Disclosure ..............................................   18

PART III ..................................................................   18

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(A) of the Exchange Act ................   18
Item 10. Executive Compensation ...........................................   19
Item 11. Security Ownership of Certain Beneficial Owners and
         Management Principal Stockholders ................................   19
Item 12. Certain Relationships and Related Transactions ...................   20
Item 13. Exhibits and Reports on Form 8-K .................................   21

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      As of July 17, 1998, Transition Auto Finance II, Inc.'s (the "Company") offering (the "Offering") of 11% Redeemable Secured Notes (the "Notes") was declared effective by the United States Securities & Exchange Commission (the "Commission"). As of December 31, 2002, the end of the period covered by this Report, (i) the Company had sold Notes in an aggregate principal amount of $10,000,000 and (ii) the Company's operating assets consisted of 63 leased vehicles and the lease contracts related thereto, and three vehicles were held in inventory following repossession. As of December 31, 2002 the Company had 217 and 138 leases that were terminated early for repossession and early payoff respectively.

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

ITEM 2. DESCRIPTION OF PROPERTY

      As of December 31, 2002, the Company's principal executive offices have been located within the offices of Transition Leasing at 8144 Walnut Hill Lane, Suite 680, Dallas, Texas 75231, and its telephone number is (214) 360-9966. As of December 31, 2002, the offices were in suitable condition for the performance of normal and customary activities of the Company. The offices are leased by Transition Leasing from Prentiss Properties, on a term of three years for $3,625.58 per month.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, instituted against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the fourth quarter of 2002.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

General.

      As of December 31, 2002, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes and had originated a total of 406 leases at a cost of approximately $7,951,977. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000. At year-end the Company had received monthly contract lease payments of $716,099 and amortization of down payments of $212,557.

      The Company had total revenues in fiscal 2002 of $928,656 compared to $2,308,926 in fiscal 2001. Total Operating expenses for 2002 were $1,140,783 compared to $1,606,105 for 2001. Operating expenses for 2002 included depreciation of $606,494 and $1,304,797 for 2001. The net loss after depreciation for 2002 was $786,383 and $600,797 for 2001.

Liquidity and Capital Resources

      During the twelve months ended December 31, 2002, the Company received cash of $1,116,263 in its investing activities and used $796,534 in its financing activities compared to cash of $2,198,033 used by investing activities and $2,843,340 used in its financing activities during fiscal 2001. As of December 31, 2002, all cash balances are restricted in nature and managed by Trust Management due to the Company being in default of their Indenture agreement. All cash distributions from these accounts must be authorized by Trust Management and are for the sole purpose of repaying investor notes payable after other authorized expenses have been paid.

Results of Operations

      Operating costs including general and administrative expenses increased $232,981 from $301,308 in fiscal 2001 to $534,289 in fiscal 2002. The increase in operating costs and general and administrative expenses was primarily due to write off of accounts receivables from customers whose vehicles had been repossessed and whose past due payments were deemed uncollectible.

      Investment income in Fiscal 2002 was $2,663 versus $69,441 for 2001. The decline in interest income reflected the repayment of notes payable with all excess funds.

      Interest expense for the twelve months ended December 31, 2002 was $301,602 opposed to $870,916 for the same period in 2001, a decrease of $569,314. The decreased interest expense was due to the Investor Notes maturing on June 30, 2002. As of that date all income from leasing activities is used to repay Investor Notes.

      Loss on sale of inventory in the year ended December 31, 2002 was $275,317 compared to $502,143 for the same period in 2001. The decreased loss on sale of inventory was due to decreased repossessions on fewer number of vehicles. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

      The net loss increased in fiscal 2002 to $783,383 from $600,797 in 2001. The increase in net loss was due to a decrease in revenue of $1,380,270. Decrease in revenue in 2002 was due to the inability to reinvest proceeds from repossessions and lease payments, and the default on Investor Notes on June 30, 2002.

      The Company's portfolio, which consisted of 480 leases, included 355 leases which resulted in early terminations, 62 leases that have matured and 63 leases that are currently active. The information on the Company's experience with respect to early terminations is set forth below:

                                                                     Vehicle                                      Total

                # of     Gross Cost    Misc.    Total       Down       Sale     Sales Tax  Warranty  Marketing    Amount     Profit
              Contracts  Of Vehicle  Expenses  Payments    Payment    Amount      Credit    Rebate   Fee Paid    Received    (Loss)
              ---------  ----------  --------  --------    -------    ------      ------    ------   --------    --------    ------
Repossession        217  $5,180,880  $136,167 $2,418,186 $1,021,169 $2,344,657  $ 106,172  $ 57,340  $ 567,233  $5,380,291  $ 63,244
Early Payoff        138  $3,054,104  $  3,944 $1,577,047 $  648,216 $1,997,511  $  97,257  $ 15,805  $ 355,791  $3,980,045  $921,997
              ---------  ----------  -------- ---------- ---------- ----------  ---------  --------  ---------  ----------  --------
Total               355  $8,234,984  $140,111 $3,995,233 $1,669,385 $4,342,168  $ 203,429  $ 73,145  $ 923,024  $9,360,336  $985,241

Note: The above results on early termination does not include any allowance for interest expense

      Early payoffs as of December 31, 2002, were 138 compared to 116 at December 31, 2001, an increase of 22 or 19%. Although most early payoffs result in a profit to the Company, a high percentage of early payoffs is not considered a positive factor by the Company. Early payoffs take a performing lease off the books and create cash, which until it is reinvested, is a minimal earning asset.

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditor's Report                                                   9

Balance Sheets                                                                10

Statements of Income (Loss) and Changes in Retained Earnings (Deficit)        11

Statements of Cash Flows                                                      12

Notes to Financial Statements                                              13-17

                        TRANSITION AUTO FINANCE II, INC.

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 2002 AND 2001

Board of Directors
Transition Auto Finance II, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Transition Auto Finance II, Inc. (the Company) as of December 31, 2002 and 2001, and the related statements of income (loss) and changes in retained earnings (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended in conformity with U.S. generally accepted accounting principles.

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

Austin, Texas
February 14, 2003

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 and 2001

                                     ASSETS

                                                                                          2002              2001
                                                                                       -----------       -----------
CURRENT ASSETS
  Cash and cash equivalents (Restricted cash is $573,137 and $-0-)                     $   573,137       $   263,633
  Accounts receivable, net of an allowance for doubtful accounts                           345,134           512,086
     Of $354,803 and $52,000
  Vehicles held for sale                                                                    47,285           170,306
  Other Assets                                                                              31,250             2,082
                                                                                       -----------       -----------
      Total Current Assets                                                                 996,806           948,107
                                                                                       -----------       -----------

PROPERTY, at cost
  Vehicles leased                                                                        1,542,247         4,006,800
  Less accumulated depreciation                                                           (824,131)       (1,570,410)
                                                                                       -----------       -----------
      Net Property                                                                         718,116         2,436,390
                                                                                       -----------       -----------

OTHER ASSETS
  Debt issuance costs, net of accumulated amortization of $1,118,932 and $962,153              -0-           156,779
  Due from affiliate                                                                         9,286            52,255
                                                                                       -----------       -----------
TOTAL ASSETS                                                                           $ 1,724,208       $ 3,593,531
                                                                                       ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued liabilities and accounts payable                                             $    24,576       $    72,603
  Investor notes payable                                                                 5,966,000         6,736,000
  Current portion of deferred revenue                                                       85,954           196,932
                                                                                       -----------       -----------
       Total Current Liabilities                                                         6,076,530         7,005,535
                                                                                       -----------       -----------

OTHER LIABILITIES
  Due to an affiliate                                                                       47,301           116,804
  Deferred revenue, net of current portion                                                     -0-            84,432
                                                                                       -----------       -----------
      Total Other Liabilities                                                               47,301           201,236
                                                                                       -----------       -----------
TOTAL LIABILITIES                                                                        6,123,831         7,206,771
                                                                                       -----------       -----------
SUBORDINATED DEBT TO AN AFFILIATE                                                          371,330           371,330
                                                                                       -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                                                   100               100
   Additional paid-in capital                                                                  900               900
   Retained earnings (deficit)                                                          (4,771,953)       (3,985,570)
                                                                                       -----------       -----------
       Total Stockholders' Equity (Deficit)                                             (4,770,953)       (3,984,570)
                                                                                       -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $ 1,724,208       $ 3,593,531
                                                                                       ===========       ===========

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

          STATEMENTS OF INCOME (LOSS) AND CHANGES IN RETAINED EARNINGS
                                    (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                  2002              2001
                                               -----------       -----------
REVENUES
  Vehicle monthly lease payments               $   716,099       $ 1,609,158
   Amortization of down payments                   212,557           699,768
                                               -----------       -----------
        Total Revenues                             928,656         2,308,926
                                               -----------       -----------

OPERATING EXPENSES
  Operating costs                                   67,474           153,946
  General and administrative                       466,815           147,362
  Depreciation and amortization                    606,494         1,304,797
                                               -----------       -----------
        Total Operating Expenses                 1,140,783         1,606,105
                                               -----------       -----------
Operating Income (Loss)                           (212,127)          702,821
                                               -----------       -----------


OTHER INCOME (EXPENSE)

Other income                                         2,663            69,441
Interest expense                                  (301,602)         (870,916)
Loss on sale of inventory                         (275,317)         (502,143)
                                               -----------       -----------
        Total Other Income (Expense)              (574,256)       (1,303,618)
                                               -----------       -----------
Provision for Federal Income Taxes                     -0-               -0-
                                               -----------       -----------
Net Loss                                       $  (786,383)      $  (600,797)


Beginning retained earnings (deficit)           (3,985,570)       (3,384,773)
                                               -----------       -----------
Ending retained earnings (deficit)             $(4,771,953)      $(3,985,570)
                                               ===========       ===========
Loss per share (basic and diluted)             $       786       $       601

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001

                                                                    2002              2001
                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $  (786,383)      $  (600,797)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                   606,494         1,304,797
     Amortization of down payments                                  (212,557)         (699,768)
     Bad debt expense                                                355,136            82,357
     Loss on sale of property                                        275,317           502,143
Net changes in operating assets and liabilities:
     Accounts receivable                                            (188,184)          (40,037)
     Other assets                                                    (29,168)           (2,083)
     Accrued liabilities and accounts payable                        (48,027)         (105,841)
     Deferred revenue                                                 17,147            21,507
                                                                 -----------       -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     (10,225)          462,278
                                                                 -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                              -0-           (42,022)
   Cash proceeds from sale of property                             1,116,263         2,240,055
                                                                 -----------       -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                          1,116,263        (2,198,033)
                                                                 -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                             (26,534)          (97,340)
   Payments of notes payable                                        (770,000)       (2,746,000)
                                                                 -----------       -----------
NET CASH USED BY FINANCING ACTIVITIES                               (796,534)       (2,843,340)
                                                                 -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 309,504          (183,029)
CASH AND CASH EQUIVALENTS, beginning of year                         263,633           446,662
                                                                 -----------       -----------
CASH AND CASH EQUIVALENTS, end of year                           $   573,137       $   263,633
                                                                 ===========       ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                      $   363,349       $   890,562
                                                                 ===========       ===========
   Income taxes                                                         $-0-              $-0-
                                                                 ===========       ===========

NON-CASH INVESTING ACTIVITIES
Vehicles with a net book value of $100,938 were reclassified from vehicles leased to vehicles held for sale at December 31, 2002.

Vehicles with a net book value of $170,307 were reclassified from vehicles leased to vehicles held for sale at December 31, 2001.

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

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

                  As of December 31, 2002, all cash balances are restricted in nature and managed by Trust Management due to Company in default of their Indenture Agreement. All cash distributions from these accounts must be authorized by the Trust Management and are for the sole purpose of repaying investor notes payable after any authorized expenses have been paid.

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

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2002 AND 2001

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)

            ACCOUNTS RECEIVABLE
                  The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management's evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged-off accounts are added to the allowance.

            VEHICLES HELD FOR SALE
                  Vehicles held for sale are leased vehicles in which the lease term has expired or that have been repossessed. Vehicles held for sale are valued at the lower of cost or fair value. Cost of these vehicles is the net book value of the vehicle after it has been returned to the Company either through repossession or early termination of the lease. Generally the Company will sell these vehicles at auction.

            PROPERTY
                  Property consists of leased vehicles, which are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line-method. Leased vehicle depreciation is calculated over the term of the vehicle lease, using the cost of the vehicle less the estimated residual value of the vehicle at the end of the lease. Present leases have terms ranging from thirty-six to forty-two months.

            OTHER ASSETS
                  Other assets include debt issuance costs incurred in connection with the Company's offering of securities filed with the Securities and Exchange Commission. These costs are being amortized, on a straight-line basis, over the term of the debt securities which matured on June 30, 2002. These were fully amortized as of December 31, 2002

            DEFERRED REVENUE
                  Deferred revenue consists of down payments made by lessees at the inception of the lease. The down payments are amortized over the lease term. Lease terms range from thirty-six to forty-two months.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2002 AND 2001

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)

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

NOTE 3:     INVESTOR NOTES PAYABLE

                  The Company has issued fixed rate redeemable asset-backed notes (Investor Notes). During the year 2002 and 2001, principal of $770,000 and $2,746,000 was repaid to investors. The remaining balance as of December 31, 2002 and 2001 was $5,966,000 and $6,736,000 respectively.

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

                        2.    The leased vehicles.

                  The Investors Notes matures on June 30, 2002 and the Company was unable to pay the remaining debt. The Company is in default on the investor notes payable as of December 31, 2002. As of that date all income from leasing activities is used to repay Investor Notes. All Company disbursements require approval of Trust Management.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2002 AND 2001

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

            The Company has a deferred tax asset as of $413,000 and $1,472,000 as of December 31, 2002 and 2001 (primarily from net operating loss carryforward), which has been completely offset by recognition of a valuation allowance.

            The Company has a net operating loss (NOL) carryforward of approximately $2,000,000 and $1,264,000 for the year ended December 31, 2002 and the year ended December 31, 2001, respectively. The Company's NOL carryforward expires between December 31, 2012 and December 31, 2022.

NOTE 5:     RELATED PARTIES

            The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid TLMI $64,395 in 2002 and $143,946 in 2001 for servicing, documentation and marketing fees. The Company also has a payable to TLMI for $42,301 and $161,804 as of December 31, 2002 and 2001, respectively. The Company has a receivable from an affiliate for $9,286 and $52,255 as of December 31, 2002 and 2001,
            respectively. The Company also had another payable to a different affiliate for $5,000 as of December 31, 2002.

NOTE 6:     DEFERRED REVENUE

                  Deferred revenue is as follows:

            Down payments received as of December 31, 2000                   $ 959,624
            Down payments received                                              21,508
            Amortization of down payments and forfeitures during 2001         (699,768)
                                                                             ---------
               Down payments as of December 31, 2000                           281,364
            Down payments received                                              17,147
            Amortization of down payments and forfeitures during 2002         (212,557)
                                                                             ---------
               Down payments as of December 31, 2002                         $  85,954
               Less current portion                                            (85,954)
                                                                             ---------
            Deferred revenue, long-term                                      $     -0-
                                                                             =========

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2002 AND 2001



NOTE 7:     SUBORDINATED DEBT TO AFFILIATE

            The Company assumed a liability of $371,330 due to TLMI. This debt is subordinated to all other Company liabilities and can not be repaid before any other creditors or investors.

NOTE 8:     GOING CONCERN

            The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses from operations, negative working capital, a negative equity position and has defaulted on investor notes payable that were due in 2002. Management intends to service existing leases and attempt to raise additional capital and or secure additional financing in order to continue repayment of the investor notes payable. Management recognizes that full payment may take several years to complete and that full repayment may not occur. This situation raises substantial doubt about the Company's ability to continue as a going concern.

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

      The names, ages, backgrounds and principal occupations of the directors and executive officers of the Company as of December 31, 2002 are set forth below:

      Kenneth C. "Ken" Lowe, age 67, has served as a director, Vice President and Secretary of the Company from October 1994 until July 1996 and as a director, President and Secretary of the Company since July 1996. Since 1993, Mr. Lowe has been Vice President of Young & Lowe, Inc., a private investment banking firm. From 1990 to 1992, Mr. Lowe was President of Custom Data Services, a company that specialized in financial data processing and from 1988 to 1990, Mr. Lowe was President of Westside Communications, which provided telephone equipment service to commercial customers. Mr. Lowe has a Master's of Business Administration from Southern Methodist University and over 20 years of experience in investment banking.

      Randall K. Lowe, age 34, has served as Vice President of the Company since July 1998. Prior to joining the Company and since 1994, Mr. Lowe served as a credit analyst for Bank One in New Orleans, Louisiana and Dallas, Texas. From 1991 to 1994 Mr. Lowe was a credit analyst and branch office manager for Whitney National Bank, N.A. in New Orleans. Mr. Lowe holds a Bachelor of Science degree from Tulane University. Randall Lowe is the son of Ken Lowe.

      William H. Dreger, age 59, joined us in September 1999 and serves as our Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Dreger was Chief Financial Officer and Chief Information Officer for Down to Earth, Inc. in Garland, Texas from 1994 to 1999. From 1985 to 1992, Mr. Dreger was President of Stephenson Financial Services, Inc. in North Hollywood, California. Mr. Dreger has a Bachelor of Business Administration from the University of North Texas at Denton, is a Certified Public Accountant and has over 25 years of experience in accounting and systems.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

      The following table sets forth information, as of December 31, 2002, relating to the beneficial ownership of the Company's Common Stock by any person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.

                                             Shares of         Percentage of
Name of Shareholder                        Common Stock(1)     Common Stock
-------------------                        ---------------     ------------
Transition Leasing Management, Inc.             1000                 100%
8144 Walnut Hill Lane
Suite 680
Dallas, Texas 75231

Kenneth C. Lowe                                    0 (2)               0
Randall K. Lowe                                    0                   0
Bill Dreger                                        0                   0

Total                                           1000                 100%

All officers and directors as a group              0                 100%
                                                ----                 ---

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Transition Leasing owns 100% of our Common Stock. Our officers are also officers of Transition Leasing. Mr. Kenneth Lowe is President and Secretary and a director of Transition Leasing and a director, the President, Chief Financial Officer and Secretary of our company, Transition Auto Finance III and Transition Auto Finance IV. These officers will devote as much of their time to our business as, in their judgment, is reasonably required. We have real and ongoing conflicts of interest with Transition Auto Finance III, Transition Auto Finance IV and Transition Leasing in allocating management time, services, overhead and functions among ourselves, Transition Auto Finance III, Transition Auto Finance IV and Transition Leasing. Management of Transition Auto Finance III, Transition Auto Finance IV and Transition Leasing intends to resolve any such conflicts in a manner that is fair and equitable to us. However, there can be no assurance that Transition Leasing will not form additional subsidiaries engaged in the same business as Transition Auto Finance II or that any particular conflict may be resolved in a manner that does not adversely affect the noteholders. Neither Transition Auto Finance III, Transition Auto Finance IV nor Transition Leasing has guaranteed or is otherwise liable for the debts and liabilities of the Company.

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

      The Company has joined in a Tax Sharing Agreement with Transition Leasing. In general, under the terms of this agreement, Transition Leasing is responsible for making all payments of federal income taxes due with respect to the Affiliated Group to the Internal Revenue Service and all payments of state and local consolidated, combined and unitary income taxes due with respect to the Affiliated Group to the applicable state and local authorities. Under applicable federal tax laws; however, if Transition Leasing fails to make such payments of tax, the other members of the Affiliated Group, including the Company, would be responsible for making such payments. The Company has a net operating loss (NOL) carryforward of approximately $2,000,000 and $1,264,000 for the year ended December 31, 2002 and the period ended December 31, 2001, respectively. The Company's NOL carryforward expires between December 31, 2012 and December 31, 2022.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of 2002.

                                   SIGNATURES

            In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   (Registrant) Transition Auto Finance II, Inc.


                                   By   /s/ Kenneth C. Lowe
                                        --------------------------------------------------
                                        Kenneth C. Lowe, President/Chief Executive Officer

                                   Date April 4, 2003
                                        --------------------------

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By   /s/ Kenneth C. Lowe
                                        --------------------------------------------------
                                        Kenneth C. Lowe, President/Chief Financial Officer

                                   Date April 4, 2003
                                        --------------------------


                                   By   /s/ Kenneth C. Lowe
                                        --------------------------------------------------
                                        Kenneth C. Lowe, Director

                                   Date April 4, 2003
                                        --------------------------

           CERTIFICATE OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

I, Kenneth C. Lowe, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Transition Auto Finance II (TAF II).

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

Date: April 4, 2003


/s/ Kenneth C. Lowe
-------------------------------------------
Kenneth C. Lowe,
Chief Executive and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
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