Form 10QSB
period 2003-03-31
TRANSITION AUTO FINANCE II INC
filed 2003-05-15
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                   ----------






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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As March 31, 2003, the issuer' had 1,000 shares of common stock



    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]



================================================================================

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2003


                                                                                                           Page No.
PART I.  FINANCIAL INFORMATION                                                                             --------
      ITEM 1.           Financial Statements

               Balance Sheets..................................................................................3
                March 31, 2003 (Unaudited) and December 31, 2002

               Statements of Income (Unaudited)................................................................5
                Quarter ended March 31, 2003 and March 31, 2002

               Statements of Cash Flows (Unaudited)............................................................6
                Three Months ended March 31, 2003 and March 31, 2002

               Notes to Financial Statements (Unaudited).......................................................7

      ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results of
                        Operations............................................................................12

PART II. OTHER INFORMATION

      ITEM 1.  Legal Proceedings..............................................................................14

      ITEM 2.  Changes in Securities and Use of Proceeds......................................................14

      ITEM 3.  Defaults Upon Senior Securities................................................................14

      ITEM 4.  Submission of Matters to a Vote of Security Holders............................................14

      ITEM 5.  Other Information..............................................................................14

      ITEM 6.  Exhibits and Reports on Form 8-K...............................................................15


      Signatures    ..........................................................................................16



         In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                3 months ended          FYE
                                                  3/31/2003         12/31/2002
                                                 (unaudited)       (See Note 1)
                                                --------------    --------------
CURRENT ASSETS
  Cash and cash equivalents                     $      458,535    $      573,137
  Accounts receivable                                  335,353           345,134
  Vehicles held for sale                               134,997            47,285
  Other Assets                                          30,625            31,250
                                                --------------    --------------
      Total Current Assets                             959,510           996,806
                                                --------------    --------------
PROPERTY, at cost
  Vehicles leased                                    1,117,807         1,542,247
  Less accumulated depreciation                       (719,019)         (824,131)
                                                --------------    --------------
      Net Property                                     398,788           718,116
                                                --------------    --------------
OTHER ASSETS
  Debt issuance costs, net of amortization of
    $1,118,932 and $1,118,932                              -0-               -0-
  Due from an affiliate                                  9,286             9,286
                                                --------------    --------------
       Total other assets                                9,286             9,286
                                                --------------    --------------
TOTAL ASSETS                                    $    1,367,584    $    1,724,208
                                                ==============    ==============


See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                           3 Months Ended         FYE
                                                              3/31/2003        12/31/2002
                                                             (Unaudited)      (See Note 1)
                                                           --------------    --------------
CURRENT LIABILITIES
  Accrued liabilities                                      $       26,843    $       24,576
  Investor notes payable                                        5,652,000         5,966,000
  Current portion of deferred revenue                              46,368            85,954
                                                           --------------    --------------
        Total Current Liabilities                               5,725,211         6,076,530
                                                           --------------    --------------

OTHER LIABILITIES
  Due to affiliate                                                 55,029            47,301

      Total Other Liabilities                                      55,029            47,301
                                                           --------------    --------------

TOTAL LIABILITIES                                               5,780,240         6,123,831
                                                           --------------    --------------

SUBORDINATED DEBT TO AFFILIATE                                    371,330           371,330
                                                           --------------    --------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                          100               100
  Additional paid-in capital                                          900               900
  Retained earnings (deficit)                                  (4,784,986)       (4,771,953)
                                                           --------------    --------------
       Total Stockholders' Equity (Deficit)                    (4,783,986)       (4,770,953)
                                                           --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                                  $    1,367,584    $    1,724,208
                                                           ==============    ==============

    Note 1: The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

    See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)


                                        Quarter Ended     Quarter Ended
                                       March 31, 2003    March 31, 2002
                                       --------------    --------------
REVENUES

  Vehicle monthly lease payments       $       87,204    $      249,740
   Amortization of down payments               20,722            81,847
                                       --------------    --------------

        Total Revenues                        107,926           331,587
                                       --------------    --------------
OPERATING EXPENSES

  Operating costs                               7,195            21,462
  General and administrative                   22,134            28,903
  Depreciation and amortization                53,983           230,364
  Impairment loss                                 -0-               -0-
                                       --------------    --------------

        Total Operating Expenses               83,312           280,729
                                       --------------    --------------

Operating Income (Loss)                        24,614            50,858
                                       --------------    --------------
OTHER INCOME (EXPENSE)

Investment income                                 772               153
Other income (expense)                             13                39
Interest expense                                  -0-          (183,993)
Loss on sale of inventory                     (38,432)         (114,020)
                                       --------------    --------------
        Total Other Income (Expense)          (37,647)         (297,821)
                                       --------------    --------------

Provision for Federal Income Taxes                -0-               -0-
                                       --------------    --------------

Net Loss                               $      (13,033)   $     (246,963)
                                       ==============    ==============


Loss per share (basic and diluted)     $        13.03    $       246.96
                                       ==============    ==============


    See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                              3 Months Ended    3 Months Ended
                                                              March 31, 2003    March 31, 2002
                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $      (13,033)   $     (246,963)
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                    53,983           230,364
     Amortization of down payments                                   (20,722)          (81,847)
     Impairment loss                                                     -0-               -0-
     Provision for allowance for doubtful accounts                     2,579               -0-
     (Gain) loss on sale of property                                  38,432           114,020
Net changes in operating assets and liabilities:
     Accounts receivable                                               9,780             7,072
     Other Assets                                                        625            (1,516)
     Accrued liabilities                                               2,267            (1,608)
     Deferred revenue                                                (18,864)           17,272
                                                              --------------    --------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      55,047            36,794
                                                                                --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                              -0-               -0-
   Cash proceeds from sale of property                               136,623           250,575
                                                              --------------    --------------
NET CASH (USED) BY INVESTING ACTIVITIES                              136,623           250,575
                                                                                --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                -0-               -0-
   Net advances (payments) to affiliates                               7,730          (138,437)
   Debt issuance costs                                                   -0-               -0-
   Proceeds from notes payable                                           -0-               -0-
   Payments of Notes Payable                                        (314,000)         (137,000)
                                                              --------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           (306,270)         (275,437)
                                                              --------------    --------------

NET INCREASE (DECREASE) IN CASH                                     (114,602)           11,932

CASH AND CASH EQUIVALENTS, beginning of period                       573,137           263,633
                                                              --------------    --------------

CASH AND CASH EQUIVALENTS, end of period                      $      458,535    $      275,565
                                                              ==============    ==============

CASH PAID DURING THE YEAR FOR
   Interest                                                   $          -0-    $      184,612
                                                              ==============    ==============
   Income taxes                                               $          -0-    $          -0-
                                                              ==============    ==============

    NON-CASH INVESTING ACTIVITIES

    Vehicle purchases during the nine months ended March 31, 2003 with a net book value of $87,712 were reclassified from vehicles leased to vehicles held for sale.

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

            As of March 31, 2003, all cash balances are restricted in nature and managed by Trust Management due to Company in default of their Indenture Agreement. All cash distributions from these accounts must be authorized by the Trust Management and are for the sole purpose of repaying investor notes payable after any authorized expenses have been paid.

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

         OTHER ASSETS
             Other assets include debt issuance costs incurred in connection with the Company's offering of securities filed with the Securities and Exchange Commission. These costs are being amortized, on a straight-line basis, over the term of the debt securities which matured on June 30, 2002. These were fully amortized as of March 31, 2003.

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

NOTE 3: INVESTOR NOTES PAYABLE

        The Company has issued fixed rate redeemable asset-backed notes (Investor Notes). During the first Quarter ended March 31, 2003, approximately $314,000 was repaid to investors. The remaining balance as of March 31, 2003 was $5,652,000.

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

        The Investors Notes matures on June 30, 2002 and the Company was unable to pay the remaining debt. The Company is in default on the investor notes payable as of March 31, 2003. As of that date all income from leasing activities is used to repay Investor Notes. All Company disbursements require approval of Trust Management.

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

        The Company has a deferred tax asset as of $413,000 and $1,472,000 as of December 31, 2002 and 2001 (primarily from net operating loss carry-forward), which has been completely offset by recognition of a valuation allowance.

        The Company has a net operating loss (NOL) carry-forward of approximately $2,000,000 and $1,264,000 for the year ended December 31, 2002 and the year ended December 31, 2001, respectively. The Company's NOL carry-forward expires between December 31, 2012 and December 31, 2022.

NOTE 5: RELATED PARTIES

        The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid TLMI $7,460 and $64,395 in the 1st Quarter of 2003 and 2002 for servicing, documentation and marketing fees. The Company also has a payable to TLMI for $42,301 and $55,029 as of December 31, 2002 and March 31, 2003, respectively. The Company has a receivable from an affiliate for $9,286 and $9,286 as of December 31, 2002 and March 31, 2003, respectively.


NOTE 6: SUBORDINATED DEBT TO AFFILIATE

        The Company assumed a liability of $371,330 due to TLMI. This debt is subordinated to all other Company liabilities and can not be repaid before any other creditors or investors.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7: GOING CONCERN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended March 31, 2003. The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

General.

        As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

        On June 30, 2002 Transition Auto Finance II, Inc. defaulted on its $10,000,000 11% Redeemable Secured Notes.

Results of Operations: Three months ended March 31, 2003, compared to three months ended March 31, 2002.

        For the three months ended March 31, 2003, the company had received monthly contract lease payments of $87,204 and amortization of down payments of $20,722. For the same period in 2002, the Company had contract lease income of $249,740 and amortization of down payments of $81,847. The drop in monthly contract lease payments and amortization of down payments for the three month period ended March 31, 2003, compared to the same period in 2002, was the result of a decline in the number of active leases due to increased repossessions, early terminations and matured leases. Until the economy improves, the company believes that increased levels of repossessions will continue.

        Operating costs including general and administrative expenses were $29,329 for the first quarter of 2003, compared to $50,365 for the same period in 2002. The lower operating costs for the 2003 period were due to a smaller lease base and the lower cost of servicing fewer leases.

        Depreciation and amortization was $53,983 for the three months ended March 31, 2003, compared to $230,364 for the same period in 2002. The decline of $176,381 for the first quarter of 2003 was due to fewer active leases, the result of repossessions, early terminations and matured leases.


        Interest expense for the three months ended March 31, 2003 was zero ($0) compared to $183,993 for the same period in 2002. The reduction in interest expense for the first quarter of 2003 was due to the Company's default June 30, 2002 on its 11% notes.

        Loss on sale of inventory for the first quarter of 2003 was $38,432 compared to a loss of $114,020 for the same period in 2002. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

        The net loss for the quarter ended March 31, 2003 was $13,033 compared to a loss of $246,963 for the same period in 2002. The nominal loss in 2003 is primarily the result of fewer active leases than for the same period in 2002.

        On June 30, 2002, TAF II, Inc. defaulted on its $10,000,000 11% Redeemable Secured Notes. At the time of the default the company had paid to investors a total of $7,058,413. This figure is comprised of $3,338,413 in interest and $3,720,000 of principal. As of March 31, 2003, the principal amount paid to Noteholders was $4,348,000. The Company estimates that its remaining lease portfolio will generate approximately $450,000 in additional funds not including $301,980 currently held by the trustee, Trust Management, Inc.

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

         The company worked on a plan that would have extended the maturity of the notes and the reinvestment period, and lower the interest rate. The effect of these changes should have increased the ultimate amount of funds available for note repayment but since these modifications would require 100% approval of the Noteholders, the plan was never submitted to the Noteholders. Management does not expect inflation to have a material impact on revenue.


Liquidity and Capital Resources

        During the three months ended March 31, 2003 the Company used cash of $136,621 in its investing activities from the sale of property and used $306,270 in its financing activities. For the same period in 2002, the Company utilized cash of $250,575 in its investing activities and used $275,437 in its financing activities.

        The Company's portfolio, which consisted of 426 leases, included 372 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:



                                                                                             Vehicle
                    # of       Gross Cost        Misc.         Total          Down            Sale
                 Contracts     Of Vehicle      Expenses       Payments       Payment         Amount
               ------------   ------------   ------------   ------------   ------------   ------------
Repossession            225   $  5,366,968   $    141,667   $  2,576,343   $  1,061,028   $  2,397,736
Early Payoff            147   $  3,220,569   $      5,751   $  1,724,586   $    682,781   $  2,066,949
               ------------   ------------   ------------   ------------   ------------   ------------
Total                   372   $  8,587,537   $    147,418   $  4,300,929   $  1,743,809   $  4,464,685

                                                               Total
                Sales Tax       Warranty       Marketing       Amount         Profit
                  Credit         Rebate        Fee Paid       Received        (Loss)
               ------------   ------------   ------------   ------------   ------------
Repossession   $    108,329   $     57,340   $    590,151   $  5,610,625   $    101,990
Early Payoff   $     99,098   $     15,805   $    375,666   $  4,213,553   $    987,233
               ------------   ------------   ------------   ------------   ------------
Total          $    207,427   $     73,145   $    965,817   $  9,824,178   $  1,089,223

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        On June 30, 2002, the Company defaulted on its $10,000,000 11% Redeemable Secured Notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the First quarter of 2003.


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

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the nine months ended March 31, 2003.

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



                                           TRANSITION AUTO FINANCE II, INC.
                                       -----------------------------------------
                                                      (Registrant)


Date: May 14, 2003                              /s/ Kenneth C. Lowe
                                       -----------------------------------------
                                               Kenneth C. Lowe, President/
                                               Chief Executive Officer


Date: May 14, 2003                              /s/ Kenneth C. Lowe
                                       -----------------------------------------
                                               Kenneth C. Lowe, President/
                                               Chief Operating Officer


Date: May 14, 2003                              /s/ Kenneth C. Lowe
                                       -----------------------------------------
                                               Kenneth C. Lowe, President/
                                               Chief Financial Officer

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

Date:  May 14, 2003

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