Form 10QSB
period 2003-06-30
TRANSITION AUTO FINANCE II INC
filed 2003-08-14
CIK 1058855

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As June 30, 2003, the issuer' had 1,000 shares of common stock


    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

================================================================================

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2003

                                                                                                          Page No.
                                                                                                          --------
PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

            Balance Sheets.....................................................................................3
              June 30, 2003 (Unaudited) and December 31, 2002

            Statements of Income (Unaudited)...................................................................5
              Quarter and six months ended June 30, 2003 and June 30, 2002

            Statements of Cash Flows (Unaudited)...............................................................6
              Six Months ended June 30, 2003 and June 30, 2002

            Notes to Financial Statements (Unaudited)..........................................................7

      ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........12

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

      ITEM 3.  Defaults Upon Senior Securities................................................................14

      ITEM 4.  Submission of Matters to a Vote of Security Holders............................................14

      ITEM 5.  Other Information..............................................................................14

      ITEM 6.  Exhibits and Reports on Form 8-K...............................................................15

      Signatures .............................................................................................16

         In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                           6 months ended       FYE
                                                                              6/30/2003      12/31/2002
                                                                             (unaudited)    (See Note 1)
                                                                           --------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                                                 $    390,749    $    573,137
  Accounts receivable, net of allowance for doubtful accounts of $354,803
    and $354,803 respectively                                                    345,652         345,134
  Vehicles held for sale                                                          70,275          47,285
  Other Assets                                                                    30,740          31,250
                                                                            ------------    ------------
    Total Current Assets                                                         837,416         996,806
                                                                            ------------    ------------

PROPERTY, at cost
  Vehicles leased                                                                854,448       1,542,247
  Less accumulated depreciation                                                 (552,656)       (824,131)
                                                                            ------------    ------------
    Net Property                                                                 301,792         718,116
                                                                            ------------    ------------

OTHER ASSETS
  Due from an affiliate                                                              -0-           9,286
                                                                            ------------    ------------
    Total other assets                                                               -0-           9,286
                                                                            ------------    ------------
TOTAL ASSETS                                                                $  1,139,208    $  1,724,208
                                                                            ============    ============

                        TRANSITION AUTO FINANCE II, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           6 Months Ended       FYE
                                                              6/30/2003      12/31/2002
                                                             (Unaudited)    (See Note 1)
                                                           --------------   ------------
CURRENT LIABILITIES
  Accrued liabilities                                       $     24,449    $     24,576
  Investor notes payable                                       5,463,600       5,966,000
  Deferred revenue                                                24,017          85,954
                                                            ------------    ------------
     Total Current Liabilities                                 5,512,066       6,076,530
                                                            ------------    ------------

OTHER LIABILITIES
  Due to affiliate                                                59,160          47,301
                                                            ------------    ------------
     Total Other Liabilities                                      59,160          47,301
                                                            ------------    ------------

TOTAL LIABILITIES                                              5,571,226       6,123,831
                                                            ------------    ------------

SUBORDINATED DEBT TO AFFILIATE                                   371,330         371,330
                                                            ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
     issued and outstanding                                          100             100
   Additional paid-in capital                                        900             900
   Retained earnings (deficit)                                (4,804,348)     (4,771,953)
                                                            ------------    ------------
     Total Stockholders' Equity (Deficit)                     (4,803,348)     (4,770,953)
                                                            ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                                 $  1,139,208    $  1,724,208
                                                            ============    ============

Note 1: The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                Quarter Ended   Six Months Ended    Quarter Ended   Six Months Ended
                                                June 30, 2003     June 30, 2003     June 30, 2002     June 30, 2002
                                                -------------   ----------------    -------------   ----------------
REVENUES
  Vehicle monthly lease payments                  $   66,724        $  153,928        $  197,856        $  447,596

   Amortization of down payments                       9,946            30,668            68,416           150,263
                                                  ----------        ----------        ----------        ----------
        Total Revenues                                76,670           184,596           266,272           597,859
                                                  ----------        ----------        ----------        ----------

OPERATING EXPENSES
  Operating costs                                      4,150            11,345            12,022            33,484
  General and administrative                          26,400            48,534            24,709            53,612
  Depreciation and amortization                       41,332            95,315           203,765           434,129

  Impairment loss                                        -0-               -0-               -0-               -0-
                                                  ----------        ----------        ----------        ----------
        Total Operating Expenses                      71,882           155,194           240,496           521,225
                                                  ----------        ----------        ----------        ----------

Operating Income (Loss)                                4,788            29,402            25,776            76,634
                                                  ----------        ----------        ----------        ----------

OTHER INCOME (EXPENSE)
Investment income                                        514             1,286                75               228
Other income (expense)                                     4                17                26                65
Interest expense                                         -0-               -0-          (117,609)         (301,602)
Loss on sale of inventory                            (24,668)          (63,100)          (44,917)         (158,937)
                                                  ----------        ----------        ----------        ----------
        Total Other Income (Expense)                 (24,150)          (61,797)         (162,425)         (460,246)
                                                  ----------        ----------        ----------        ----------

Provision for Federal Income Taxes                       -0-               -0-               -0-               -0-
                                                  ----------        ----------        ----------        ----------

Net Loss                                          $  (19,362)       $  (32,395)       $ (136,649)       $ (383,612)
                                                  ==========        ==========        ==========        ==========

Profit (Loss) per share (basic and diluted)       $  (19.36)        $   (32.40)       $  (136.65)       $  (383.61)

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                6 Months Ended    6 Months Ended
                                                                June 30, 2003     June 30, 2002
                                                                --------------    --------------
Cash flows from operating activities
Net loss                                                          $  (32,395)       $ (383,612)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                    95,315           434,129
     Amortization of down payments                                   (30,668)         (150,263)
     Impairment loss                                                     -0-               -0-
     Provision for allowance for doubtful accounts                     2,579               -0-
     (Gain) loss on sale of property                                  63,100           158,937
Net changes in operating assets and liabilities:
     Accounts receivable                                                (518)          (24,399)
     Other Assets                                                        510             2,082
     Accrued liabilities                                                (127)          (65,752)
     Deferred revenue                                                (31,269)           14,777
                                                                  ----------        ----------
Net cash provided (USED) by operating activities                      66,527           (14,101)

Cash flows from investing activities
   Purchase of fixed assets                                              -0-              (800)
   Cash proceeds from sale of property                               232,340           476,760
                                                                  ----------        ----------
Net cash Provided (used) by investing activities                     232,340           475,960

Cash flows from financing activities
   Proceeds from issuance of common stock                                -0-               -0-
   Net advances (payments) to affiliates                              21,145           (75,680)
   Debt issuance costs                                                   -0-               -0-
   Proceeds from notes payable                                           -0-               -0-
   Payments of Notes Payable                                        (502,400)         (456,000)
                                                                  ----------        ----------

Net cash provided by financing activities                           (481,255)         (531,680)
                                                                  ----------        ----------

Net INcrease (DECREASE) In cash                                     (182,388)          (69,821)
CASH AND CASH EQUIVALENTS, beginning of period                       573,137           263,633
                                                                  ----------        ----------

CASH AND CASH EQUIVALENTS, end of period                          $  390,749        $  193,812
                                                                  ==========        ==========

Cash paid during the YEAR for
   Interest                                                       $      -0-        $  363,348
   Income taxes                                                   $      -0-        $      -0-


NON-CASH INVESTING ACTIVITIES

Vehicle with a net book value of $15,050 were reclassified from vehicles held for sale to vehicles leased as of June 30, 2003.

Vehicles purchased during the six months ended June 30, 2002 with a net book value of $216,484 were reclassified from vehicles leased to vehicles held for sale.

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

                  As of June 30, 2003, all cash balances are restricted in nature and managed by Trust Management due to Company in default of their Indenture Agreement. All cash distributions from these accounts must be authorized by the Trust Management and are for the sole purpose of repaying investor notes payable after any authorized expenses have been paid.

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

         OTHER ASSETS

                  Other assets include debt issuance costs incurred in connection with the Company's offering of securities filed with the Securities and Exchange Commission. These costs are being amortized, on a straight-line basis, over the term of the debt securities which matured on June 30, 2002. These were fully amortized as of June 30, 2003.

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

NOTE 3:  INVESTOR NOTES PAYABLE

         The Company has issued fixed rate redeemable asset-backed notes (Investor Notes). During the second Quarter ended June 30, 2003, approximately $188,400 was repaid to investors. The remaining balance as of June 30, 2003 was $5,463,600.

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

                  2.       The leased vehicles.

         The Investors Notes matured on June 30, 2002 and the Company was unable to pay the remaining debt. The Company is in default on the investor notes payable as of June 30, 2003. As of that date all income from leasing activities is used to repay Investor Notes. All Company disbursements require approval of Trust Management.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended and six-month period ended June 30, 2003. The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

General.

         As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

Results of Operations: Three months ended June 30, 2003, compared to three months ended June 30,2002

         For the three months ended June 30, 2003 the company had received monthly contract lease payments of $66,724 and amortization of down payments of $9,946. For the same period in 2002, the Company had contract lease income of $197,856 and amortization of down payments of $68,416. The drop in monthly contract lease payments for the three month period ended June, 30, 2003, compared to the same period in 2002, was the result of a decline in the number of active leases due to increased repossessions, early terminations and matured leases.

         Operating costs including general and administrative expenses were $30,550 for the second quarter of 2003 compared to $36,731 for the same period in 2002.

         Depreciation and amortization was $41,332 for the three months ended June 30, 2003, compared to $203,765 for the same period in 2002. The decline of $162,433, for the second quarter of 2003 was due to fewer active leases, the result of repossessions, early terminations and matured leases.

         Interest expense for the three months ended June 30, 2003, was $-0-compared to $117,609 for the same period in 2002. As a result of the Company's default on June 30, 2002 , all funds received after allowed expenses are paid to the Trustee and interest is no longer accrued or paid.

         Loss on sale of inventory for the second quarter of 2003 was $24,668 compared to a loss of $44,917 for the same period in 2002. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle. This change is primarily the result of fewer units being sold during 2003.

         The net loss for the second quarter ended June 30, 2003 was $19,362 compared to a loss of $136,649 for the same period in 2002. The change in the loss is primarily the results of a decrease in operating costs and depreciation.

Results of Operations: Six- month period ended June 30, 2003 compared to six months ended June 30, 2002

         Total revenue for the six months ended June 30, 2003 was $184,596 compared to $597,859 for the same period in 2002. The decrease in revenue for the 2003 period was the result of fewer leases on the books resulting in lower monthly payments and amortization of down payments.

         Operating costs and expenses were $59,879 for the six-month period ended June 30, 2003 compared to $87,096 for the same period in 2002. The decrease in operating costs in 2003 was primarily the result of fewer active leases in the 2003 period and the lower costs of servicing those leases.

         Depreciation and amortization for the six months ended June 30, 2003 was $95,315 compared to $434,129 for the same period in 2002. The decrease in depreciation for the 2003 period was due to a smaller portfolio of leases.

         Interest expense for the six months ended June 30, 2003 was $-0-compared to $301,602 for the same period in 2002. As a result of the Company's default on June 30, 2003 interest is no longer paid or accrued.

         Loss on sale of inventory for the six month ended June 30, 2003 was $63,100 compared to $158,937 loss for the same period in 2002. The decrease of $95,837 for the 2003 period was the result of a smaller portfolio of leases and consequently a fewer number of repossessions.

         The Company had a loss of $32,395 for the six months ended June 30, 2003 compared to a loss of $383,612 for the same period in 2002. The decreased loss for the 2003 period was primarily the reduction in expenses and depreciation for 2003 which was brought about by the smaller portfolio in the 2003 period.

         On June 30, 2002, TAF II, Inc. defaulted on its $10,000,000 11% Redeemable Secured Notes. At the time of the default the company had paid to investors a total of $7,058,413. This figure is comprised of $3,338,413 in interest and $3,720,000 of principal. As of June 30, 2003 the total amount paid to note-holders was $8,226,813. The Company estimates that its remaining lease portfolio will generate approximately $400,000 in additional funds. The exact amount of additional funds is indeterminable since the number of leases that will go to term is unknown at this time. The trustee currently holds $323,970 in note-holder funds.

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

         The company worked on a plan that would have extended the maturity of the notes and the reinvestment period, and lowered the interest rate. The effect of these changes should have increased the ultimate amount of funds available for note repayment but since these modifications would require 100% approval of the note-holders, the plan was never submitted to the note-holders.

         Management does not expect inflation to have a material impact on revenue.

Liquidity and Capital Resources

         During the six months ended June 30, 2003 the Company provided cash of $232,340 in its investing activities from the sale of property and used $481,525 in its financing activities. For the same period in 2002, the Company utilized cash of $475,960 in its investing activities and used $531,680 in its financing activities.

         The Company's portfolio, which consisted of 426 leases, included 377 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                        Vehicle
                 # of    Gross Cost   Misc.       Total      Down         Sale
              Contracts  Of Vehicle  Expenses   Payments    Payment      Amount
Repossession     229     $5,491,818  $146,337  $2,677,184  $1,085,620  $2,437,536
Early Payoff     148     $3,232,006  $  6,106  $1,739,239  $  685,290  $2,068,299
                 ---     ----------  --------  ----------  ----------  ----------
Total            377     $8,723,824  $152,443  $4,416,423  $1,770,910  $4,505,835
                                                 Total
               Sales Tax  Warranty  Marketing    Amount      Profit
                 Credit    Rebate    Fee Paid   Received     (Loss)
Repossession    $109,415   $59,348   $604,292  $5,764,812  $  126,658
Early Payoff    $ 99,183   $15,805   $377,109  $4,230,707  $  992,596
                --------   -------   --------  ----------  ----------
Total           $208,598   $75,153   $981,401  $9,995,519  $1,119,254

Note: The above results on early termination does not include any allowance for interest expense

         At June 30, 2003 the company had 31 active leases remaining on its books. If all of the 31 leases go to term, they would generate approximately $400,000. It is impossible to determine how many, if any, will go to term.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         On June 30, 2002, the Company defaulted on its $10,000,000 11% Redeemable Secured Notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the Second quarter of 2003.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the six months ended June 30, 2003.

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

                                             TRANSITION AUTO FINANCE II, INC.
                                        ---------------------------------------
                                                       (Registrant)

Date: August 12, 2003                              /s/ KENNETH C. LOWE
                                        ---------------------------------------
                                                Kenneth C. Lowe, President/
                                                Chief Executive Officer

Date: August 12, 2003                              /s/ KENNETH C. LOWE
                                        ---------------------------------------
                                                Kenneth C. Lowe, President/
                                                Chief Operating Officer

Date: August 12, 2003                              /s/ KENNETH C. LOWE
                                        ---------------------------------------
                                                Kenneth C. Lowe, President/
                                                Chief Financial Officer

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

4.1         Form of Indenture between Transition Auto Finance II, Inc. and Trust
            Management, Inc., as Trustee ***

4.2         Form of Secured Note Due June 30, 2002 (included in Article Two of
            Indenture filed as Exhibit 4.1)

10.1        Form of Master Contract Purchase Agreement between Transition Auto
            Finance II, Inc. and Transition Leasing Management, Inc.**

10.2        Form of Servicing Agreement between Transition Leasing Management,
            Inc. and Transition Auto Finance II, Inc.**

31          Certification of Reporting Officer pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.

32          Certification of Reporting Officer pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.



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