Form 10QSB
period 2003-09-30
TRANSITION AUTO FINANCE II INC
filed 2003-11-14
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                ____________________

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As September 30, 2003, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] No [X]

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                                                                                                   Page No.
                                                                                                                   --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets..................................................................................    3
                    September 30, 2003 (Unaudited) and December 31, 2002

                  Statements of Income (Unaudited)................................................................    5
                    Quarter and nine months ended September 30, 2003 and September 30, 2002

                  Statements of Cash Flows (Unaudited)............................................................    6
                    Nine Months ended September 30, 2003 and September 30, 2002

                  Notes to Financial Statements (Unaudited).......................................................    7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.....................................................................................    11

         ITEM 3.  Controls and Procedures........................................................................    13

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings..............................................................................    13

         ITEM 2.  Changes in Securities and Use of Proceeds......................................................    13

         ITEM 3.  Defaults Upon Senior Securities................................................................    14

         ITEM 4.  Submission of Matters to a Vote of Security Holders............................................    14

         ITEM 5.  Other Information..............................................................................    14

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................    14

         Signatures..............................................................................................    15

         In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                       9 months ended           FYE
                                                          9/30/2003          12/31/2002
                                                         (unaudited)        (See Note 1)
                                                       --------------     ---------------
CURRENT ASSETS
  Cash and cash equivalents                            $      282,774     $       573,137
  Accounts receivable, net of allowance for doubtful
    accounts of $354,803 and $354,803 respectively            346,835             345,134
  Vehicles held for sale                                      122,657              47,285
  Other Assets                                                  9,874              31,250
                                                       --------------     ---------------
      Total Current Assets                                    762,140             996,806
                                                       --------------     ---------------
PROPERTY, at cost
  Vehicles leased                                             603,309           1,542,247
  Less accumulated depreciation                              (465,559)           (824,131)
                                                       --------------     ---------------
      Net Property                                            137,750             718,116
                                                       --------------     ---------------
OTHER ASSETS
  Due from an affiliate                                           -0-               9,286
                                                       --------------     ---------------
      Total other assets                                          -0-               9,286
                                                       --------------     ---------------
TOTAL ASSETS                                           $      899,890     $     1,724,208
                                                       ==============     ===============

                        TRANSITION AUTO FINANCE II, INC.

                           BALANCE SHEETS (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                  9 Months Ended       FYE
                                                                                    9/30/2003       12/31/2002
                                                                                   (Unaudited)     (See Note 1)
                                                                                  -------------    -------------
CURRENT LIABILITIES
  Accrued liabilities                                                             $       1,204    $      24,576
  Investor notes payable                                                              5,243,800        5,966,000
  Deferred revenue                                                                       17,299           85,954
                                                                                  -------------    -------------
        Total Current Liabilities                                                     5,262,303        6,076,530
                                                                                  -------------    -------------

OTHER LIABILITIES
  Due to affiliate                                                                       63,349           47,301
                                                                                  -------------    -------------
      Total Other Liabilities                                                            63,349           47,301
                                                                                  -------------    -------------

TOTAL LIABILITIES                                                                     5,325,652        6,123,831
                                                                                  -------------    -------------
SUBORDINATED DEBT TO AFFILIATE                                                          371,330          371,330
                                                                                  -------------    -------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                                                100              100
   Additional paid-in capital                                                               900              900
   Retained earnings (deficit)                                                       (4,798,092)      (4,771,953)
                                                                                  -------------    -------------
       Total Stockholders' Equity (Deficit)                                          (4,797,092)      (4,770,953)
                                                                                  -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                                      $     899,890    $   1,724,208
                                                                                  =============    =============

Note 1: The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                Quarter Ended       Nine Months Ended        Quarter Ended       Nine Months Ended
                                              September 30, 2003    September 30, 2003     September 30, 2002    September 30, 2002
                                              ------------------    ------------------     ------------------    ------------------
REVENUES

  Vehicle monthly lease payments              $           46,685    $          200,613     $          156,439    $         604,035
  Amortization of down payments                            3,266                33,933                 33,797              184,060
                                              ------------------    ------------------     ------------------    -----------------

        Total Revenues                                    49,951               234,546                190,236              788,095
                                              ------------------    ------------------     ------------------    -----------------
OPERATING EXPENSES

  Operating costs                                          4,062                15,407                 22,349               55,833
  General and administrative                               1,425                49,959                 28,771               82,383
  Depreciation and amortization                           27,955               123,270                 97,838              531,967
                                              ------------------    ------------------     ------------------    -----------------
        Total Operating Expenses                          33,442               188,636                148,958              670,183
                                              ------------------    ------------------     ------------------    -----------------

Operating Income (Loss)                                   16,509                45,910                 41,278              117,912
                                              ------------------    ------------------     ------------------    -----------------
OTHER INCOME (EXPENSE)

Investment income                                            397                 1,683                  1,042                1,270
Other income (expense)                                         1                    18                     22                   87
Interest expense                                             -0-                   -0-                    -0-             (301,602)
Loss on sale of inventory                                (10,652)              (73,752)               (43,374)            (202,311)
                                              ------------------    ------------------     ------------------    -----------------
       Total Other Income (Expense)                      (10,254)              (72,051)               (42,310)            (502,556)
                                              ------------------    ------------------     ------------------    -----------------

Provision for Federal Income Taxes                           -0-                   -0-                    -0-                  -0-
                                              ------------------    ------------------     ------------------    -----------------

Net Profit (Loss)                             $            6,255    $          (26,141)    $           (1,032)   $        (384,644)
                                              ==================    ==================     ==================    =================

Profit (Loss) per share (basic and diluted)   $             6.26    $           (26.14)    $            (1.03)   $         (384.64)
                                              ==================    ==================     ==================    =================

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                               9 Months Ended        9 Months Ended
                                                              September 30, 2003   September 30, 2002
                                                              ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      ($         26,141)   ($        384,644)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                      123,270              531,967
     Amortization of down payments                                      (33,933)            (184,060)
     Impairment loss                                                        -0-                  -0-
     Provision for allowance for doubtful accounts                        2,579                  -0-
     (Gain) loss on sale of property                                     73,752              202,311
Net changes in operating assets and liabilities:
     Accounts receivable                                                 (1,701)            (182,833)
     Other Assets                                                        21,376               31,890
     Accrued liabilities                                                (23,372)             (47,657)
     Deferred revenue                                                   (34,722)              18,073
                                                              -----------------    -----------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        101,108              (14,953)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                 -0-                 (800)
   Cash proceeds from sale of property                                  305,393              814,571
                                                              -----------------    -----------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                        305,393              813,771

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                   -0-                  -0-
   Net advances (payments) to affiliates                                 25,336              (51,485)
   Debt issuance costs                                                      -0-                  -0-
   Proceeds from notes payable                                              -0-                  -0-
   Payments of Notes Payable                                           (722,200)            (456,000)
                                                              -----------------    -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              (696,864)            (507,485)
                                                              -----------------    -----------------
NET INCREASE (DECREASE) IN CASH                                        (290,363)             291,333

CASH AND CASH EQUIVALENTS, beginning of period                          573,137              263,633
                                                              -----------------    -----------------
CASH AND CASH EQUIVALENTS, end of period                      $         282,774    $         554,966
                                                              =================    =================
CASH PAID DURING THE YEAR FOR
   Interest                                                   $             -0-   $          363,348
                                                                                   =================
   Income taxes                                               $             -0-   $              -0-
                                                                                   =================

NON-CASH INVESTING ACTIVITIES

Vehicle with a net book value of $52,382 were reclassified from vehicles held for sale to vehicles leased as of September 30, 2003.

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

         OTHER ASSETS

                  Other assets include debt issuance costs incurred in connection with the Company's offering of securities filed with the Securities and Exchange Commission. These costs are being amortized, on a straight-line basis, over the term of the debt securities which matured on June 30, 2002. These were fully amortized as of September 30, 2003.

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

NOTE 3:  INVESTOR NOTES PAYABLE

         The Company has issued fixed rate redeemable asset-backed notes (Investor Notes). During the third Quarter ended September 30, 2003, approximately $219,800 was repaid to investors. The remaining balance as of September 30, 2003 was $5,243,800.

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

                  2.       The leased vehicles.

         The Investors Notes matured on June 30, 2002 and the Company was unable to pay the remaining debt. The Company is in default on the investor notes payable as of September 30, 2003. As of that date all income from leasing activities is used to repay Investor Notes. All Company disbursements require approval of Trust Management.

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

NOTE 6:  GOING CONCERN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended and nine-month period ended September 30, 2003. The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

General.

         As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

Results of Operations: Three months ended September 30, 2003, compared to three months ended September 30,2002

         For the three months ended September 30, 2003 the company had received monthly contract lease payments of $46,685 and amortization of down payments of $3,266. For the same period in 2002, the Company had contract lease income of $156,439 and amortization of down payments of $33,797. The drop in monthly contract lease payments for the three month period ended September, 30, 2003, compared to the same period in 2002, was the result of a decline in the number of active leases due to increased repossessions, early terminations and matured leases.

         Operating costs including general and administrative expenses were $5,487 for the third quarter of 2003 compared to $51,120 for the same period in 2002. The decline in expenses for the 2003 period was a result of lower marketing fees and the reduced cost of servicing a smaller lease portfolio. Although TLMI has deferred its service fees, it has accrued such fees and they are included in the total expenses for the 2003 period.

         Depreciation and amortization was $27,955 for the three months ended September 30, 2003, compared to $97,838 for the same period in 2002. The decline of $69,883, for the third quarter of 2003 was due to fewer active leases, the result of repossessions, early terminations and matured leases.

         Interest expense for the three months ended September 30, 2003, was $-0- compared to $-0- for the same period in 2002. As a result of the Company's default on June 30, 2002, all funds received, after allowed expenses, are paid to the Trustee, and interest is no longer accrued or paid.

         Loss on sale of inventory for the third quarter of 2003 was $10,652 compared to a loss of $43,374 for the same period in 2002. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle. The reduced loss for the 2003 period was the result of fewer vehicles being sold for the period.

         The net profit for the third quarter ended September 30, 2003 was $6,255 compared to a loss of $1,032 for the same period in 2002. The profit in the 2003 period is primarily the results of a decrease in operating costs and depreciation for that period.

Results of Operations: Nine- month period ended September 30, 2003 compared to the nine months ended September 30, 2002

         Total revenue for the nine months ended September 30, 2003 was $234,546 compared to $788,095 for the same period in 2002. The decrease in revenue for the 2003 period was the result of fewer leases on the books resulting in lower monthly payments and amortization of down payments.

         Operating costs and expenses were $65,366 for the nine-month period ended September 30, 2003 compared to $138,216 for the same period in 2002. The decrease in operating costs in 2003 was primarily the result of fewer active leases in the 2003 period and the lower costs of servicing those leases.

         Depreciation and amortization for the nine months ended September 30, 2003 was $123,270 compared to $531,967 for the same period in 2002. The decrease in depreciation for the 2003 period was due to a smaller portfolio of leases.

         Interest expense for the nine months ended September 30, 2003 was $-0-compared to $301,602 for the same period in 2002. As a result of the Company's default on June 30, 2003 interest is no longer paid or accrued.

         Loss on sale of inventory for the nine month ended September 30, 2003 was $73,752 compared to $202,311 loss for the same period in 2002. The decrease of $128,559 for the 2003 period was the result of a smaller portfolio of leases and consequently a fewer number of repossessions.

         The Company had a loss of $26,141 for the nine months ended September 30, 2003 compared to a loss of $384,644 for the same period in 2002. The decreased loss for the 2003 period was primarily the reduction in expenses and depreciation for 2003 which was brought about by the smaller portfolio in the 2003 period.

         On June 30, 2002, TAF II, Inc. defaulted on its $10,000,000 11% Redeemable Secured Notes. At the time of the default the company had paid to investors a total of $7,058,413. This figure is comprised of $3,338,413 in interest and $3,720,000 of principal. As of September 30, 2003 the total amount paid to note-holders was $8,446,613. The Company estimates that its remaining lease portfolio will generate approximately $200,000 in additional funds. The exact amount of additional funds is indeterminable since the number of leases that will go to term is unknown at this time. The trustee currently holds $254,311 in note-holder funds.

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

Liquidity and Capital Resources

         During the nine months ended September 30, 2003 the Company provided cash of $305,393 in its investing activities from the sale of property and used $696,864 in its financing activities. For the same period in 2002, the Company utilized cash of $813,771 in its investing activities and used $507,485 in its financing activities.

                The Company's portfolio, which consisted of 481 leases, included 381 leases which resulted in early terminations and 22 leases that are currently active. The Company has had 78 leases which have gone to term. The information on the Company's experience with respect to early terminations is set forth below

                                                                                 Vehicle
                 # of      Gross Cost    Misc.        Total          Down          Sale
              Contracts    Of Vehicle   Expenses     Payments      Payment        Amount
Repossession        232    $5,542,673   $147,237    $2,732,647    $1,094,080    $2,449,836
Early Payoff        149    $3,248,998   $  6,106    $1,763,678    $  688,322    $2,069,249
              ---------    ----------   --------    ----------    ----------    ----------
Total               381    $8,791,671   $153,343    $4,496,325    $1,782,402    $4,519,085

                                                     Total
              Sales Tax   Warranty    Marketing     Amount        Profit
                Credit     Rebate     Fee Paid     Received       (Loss)
Repossession    $109,968    $59,348    $609,156   $ 5,836,723   $  146,813
Early Payoff    $ 99,242    $15,805    $378,555   $ 4,257,741   $1,002,637
                --------    -------    --------   -----------   ----------
Total           $209,210    $75,153    $987,711   $10,094,464   $1,149,450

Note: The above results on early termination does not include any allowance for interest expense

         At September 30, 2003 the company had 22 active leases remaining on its books. If all of the 22 leases go to term, they would generate approximately $269,854. It is impossible to determine how many, if any, will go to term.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(C) and 15d under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based upon this evaluation, our principal executive and principal financial officers concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company.

         In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls and therefore, there were no corrective actions taken.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         On June 30, 2002, the Company defaulted on its $10,000,000 11% Redeemable Secured Notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the third quarter of 2003.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Financial Statements

         The following financial statements are filed as a part of this Form 10-QSB:

                   Exhibits

         The following exhibits are filed as exhibits to this report on Form 10-QSB:

             The information required is set forth in the Index to Exhibits accompanying this Form 10-QSB.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the nine months ended September 30, 2003.

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TRANSITION AUTO FINANCE II, INC.
                                                --------------------------------
                                                          (Registrant)

Date: October 31, 2003                                /s/ Kenneth C. Lowe
                                                 -------------------------------
                                                   Kenneth C. Lowe, President/
                                                   Chief Executive Officer

Date: October 31, 2003                                /s/ Kenneth C. Lowe
                                                 -------------------------------
                                                   Kenneth C. Lowe, President/
                                                   Chief Operating Officer

Date: October 31, 2003                                /s/ Kenneth C. Lowe
                                                 -------------------------------
                                                   Kenneth C. Lowe, President/
                                                   Chief Financial Officer

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

 4.1     Form of Indenture between Transition Auto Finance II, Inc. and Trust
         Management, Inc., as Trustee ***

 4.2     Form of Secured Note Due June 30, 2002 (included in Article Two of
         Indenture filed as Exhibit 4.1)

 10.1    Form of Master Contract Purchase Agreement between Transition Auto
         Finance II, Inc. and Transition Leasing Management, Inc.**

 10.2    Form of Servicing Agreement between Transition Leasing Management, Inc.
         and Transition Auto Finance II, Inc. **

 31      Certification of Reporting Officer Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

 32      Certification of Reporting Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

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