Form 10KSB
period 2003-12-31
TRANSITION AUTO FINANCE II INC
filed 2004-03-30
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                       COMMISSION FILE NUMBER: 33-49261-D

                        TRANSITION AUTO FINANCE II, INC.
               (Exact name of registrant as specified in charter)

              TEXAS                                    75-2753067
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10KSB. [X]

State issuer's revenues for its most recent fiscal year: $272,104

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2003, the issuer had 1,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I............................................................................................................    3
Item 1. Description of Business...................................................................................    3
Item 2. Description of Property...................................................................................    4
Item 3. Legal Proceedings.........................................................................................    4
Item 4. Submission of Matters to a Vote of Security Holders.......................................................    4

PART II...........................................................................................................    4

Item 5. Market for Common Equity and Related Stockholder Matters..................................................    4
Item 6. Management's Discussion and Analysis or Plan of Operations................................................    5
Item 7. Financial Statements and Supplementary Data...............................................................    6
Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure......................   17

PART III..........................................................................................................   17

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the
          Exchange Act............................................................................................   17
Item 10. Executive Compensation...................................................................................   18
Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Stockholders....................   18
Item 12. Certain Relationships and Related Transactions...........................................................   19
Item 13. Exhibits and Reports on Form 8-K.........................................................................   20

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         As of July 17, 1998, Transition Auto Finance II, Inc.'s (the "Company") offering (the "Offering") of 11% Redeemable Secured Notes (the "Notes") was declared effective by the United States Securities & Exchange Commission (the "Commission"). As of December 31, 2003, the end of the period covered by this Report, (i) the Company had sold Notes in an aggregate principal amount of $10,000,000 and (ii) the Company's operating assets consisted of 14 leased vehicles and the lease contracts related thereto, and one vehicles were held in inventory following repossession. As of December 31, 2003 the Company had 234 and 151 leases that were terminated early for repossession and early payoff respectively.

         The Company is a wholly owned single-purpose corporate subsidiary of Transition Leasing and is engaged in the business of purchasing new or late-model vehicles and concurrently therewith entering into lease contracts of such vehicles to customers.

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

         The funds necessary to purchase the lease contracts or leased vehicles were initially provided solely from the sale of the Notes in the Offering. In addition to the proceeds of the Offering, subject to the prior payment of interest due upon the Notes and payment of certain allowed expenses, the collection proceeds from the lease contracts were used by the Company to purchase or acquire additional lease contracts until the Sinking Fund Trigger Date August 25, 2000. Starting August 25, 2000 all proceeds have been deposited into the Sinking Fund account and the Company ceased to acquire additional new vehicles. In October 2000, a partial redemption of Notes was initiated by the Trustee in accordance with Sec. 3.1 of the Indenture. Sec. 3.1 provides that when less than all of the Notes are to be redeemed, the Trustee shall select the Notes to be redeemed among the holders of the Notes by lot or other method selected by the Trustee. Three of the most common methods used in partial redemptions are: (1) pro-rata, (2) by lot/lottery and (3) first in first out
(FIFO). The trustee chose the selection method to be by lottery. While the Notes remain outstanding, the Company is prohibited from engaging in any business other than the purchase and acquisition of the leased vehicles and the lease contracts, the collection and servicing of the lease contracts (including repossession and resale of the leased vehicles collateral), remarketing of the leased vehicles upon termination of the lease contracts, and from incurring any additional indebtedness other than the allowed expenses permitted under the Indenture and any other amounts incurred in the ordinary course of its business.

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

ITEM 2. DESCRIPTION OF PROPERTY

         As of December 31, 2003, the Company's principal executive offices have been located within the offices of Transition Leasing at 8144 Walnut Hill Lane, Suite 680, Dallas, Texas 75231, and its telephone number is (214) 360-9966. As of December 31, 2003, the offices were in suitable condition for the performance of normal and customary activities of the Company. The offices are leased by Transition Leasing from Prentiss Properties, on a term of three years for $3,625.58 per month.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, instituted against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the fourth quarter of 2003.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

General.

         As of December 31, 2003, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes and had originated a total of 406 leases at a cost of approximately $7,951,977. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000. At year-end the Company had received monthly contract lease payments of $234,974 and amortization of down payments of $37,130.

         The Company had total revenues in fiscal 2003 of $272,104 compared to $928,656 in fiscal 2002. Total Operating expenses for 2003 were $320,156 compared to $1,140,783 for 2002. Operating expenses for 2003 included depreciation of $141,795 and $606,494 for 2002. The net loss after depreciation for 2003 was $140,610 and $786,383 for 2002.

         The automobile finance industry continues to be negatively impacted by the subsidization of consumer financing by the captive finance arms of major automobile manufacturers. Low interest, or no interest, are terms that traditional finance companies cannot compete with. Incentive financing increases the number of new cars sold and as consumers trade in their used cars it creates a glut on the used car market which in turn lowers the value of all used cars.

         In addition, the recent recession and high unemployment rate in the Dallas area has created financial upheaval among a large number of consumers, especially those with sub-prime credit. People with damaged credit typically do not have adequate savings to carry them through economic hard times. Sub-prime lenders normally do not fare well in economic downturns.

Liquidity and Capital Resources

         During the twelve months ended December 31, 2003, the Company received cash of $393,582 in its investing activities and used $855,662 in its financing activities compared to cash of $1,116,263 provided by investing activities and $796,534 used in its financing activities during fiscal 2002. As of December 31, 2002, all cash balances are restricted in nature and managed by Trust Management due to the Company being in default of their Indenture agreement. All cash distributions from these accounts must be authorized by Trust Management and are for the sole purpose of repaying investor notes payable after other authorized expenses have been paid.

Results of Operations

         Operating costs including general and administrative expenses decreased $355,928 from $534,289 in fiscal 2002 to $178,361 in fiscal 2003. The decrease in operating costs and general and administrative expenses was primarily due to smaller write off of accounts receivables in 2003 from customers whose vehicles had been repossessed and whose past due payments were deemed uncollectible.

         Interest expense for the twelve months ended December 31, 2003 was $-0-opposed to $301,602 for the same period in 2002. The decreased interest expense was due to the Investor Notes maturing on June 30, 2002. As of that date all income from leasing activities is used to repay Investor Notes.

         Loss on sale of inventory in the year ended December 31, 2003 was $91,476 compared to $275,317 for the same period in 2002. The decreased loss on sale of inventory was due to decreased repossessions on fewer number of vehicles. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

         The net loss decreased in fiscal 2003 to $140,610 from $786,383 in 2002. The smaller loss in 2003 was due to reduced operating expenses, and other expenses for interest and loss on sale of property.

         The Investors Notes matured on June 30, 2002 and the Company was unable to pay the remaining debt. The Company defaulted on the investor notes payable as of June 30, 2002. As of that date, all income from leasing activities is used to repay Investor Notes. All Company disbursements require approval of Trust Management.

         The Company's portfolio, which consisted of 480 leases, included 385 leases which resulted in early terminations, 79 leases that have matured and 14 leases that are currently active. The information on the Company's experience with respect to early terminations is set forth below:

                                                                   Vehicle                                     Total
                 # of   Gross Cost  Misc.     Total       Down       Sale    Sales Tax Warranty  Marketing    Amount     Profit
              Contracts Of Vehicle Expenses  Payments   Payment     Amount     Credit   Rebate    Fee Paid   Received    (Loss)
              --------- ---------- -------- ---------- ---------- ---------- --------- -------- ---------- ----------- ----------
Repossession     234    $5,645,269 $150,371 $2,815,849 $1,121,669 $2,488,736 $ 111,137 $ 59,687 $  625,020 $ 5,972,058 $  176,417
Early Payoff     151    $3,353,248 $  6,422 $1,894,352 $  704,523 $2,084,894 $ 100,220 $ 15,805 $  387,871 $ 4,411,923 $1,052,253
                 ---    ---------- -------- ---------- ---------- ---------- --------- -------- ---------- ----------- ----------
Total            385    $8,998,517 $156,793 $4,710,201 $1,826,192 $4,573,630 $ 211,357 $ 75,492 $1,012,891 $10,383,981 $1,228,670

Note: The above results on early termination does not include any allowance for interest expense

         Early payoffs as of December 31, 2003, were 151 compared to 138 at December 31, 2002, an increase of 13 or 9%. Although most early payoffs result in a profit to the Company, a high percentage of early payoffs is not considered a positive factor by the Company. Early payoffs take a performing lease off the books and create cash, which until it is reinvested, is a minimal earning asset.

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
INDEPENDENT AUDITORS' REPORT                                               9

FINANCIAL STATEMENTS

Balance Sheets                                                            10

Statements of Income (Loss) and Changes in Retained Earnings (Deficit)    11

Statements of Cash Flows                                                  12

Notes to Financial Statements                                            13-17

Board of Directors
Transition Auto Finance II, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Transition Auto Finance II, Inc. (the Company) as of December 31, 2003 and 2002, and the related statements of income (loss) and changes in retained earnings (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended in conformity with U.S. generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations, negative working capital, a negative equity position and has substantial investor notes payable due in 2002. It is uncertain if or when the Company will be able to repay the investor notes payable and this raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Austin, Texas
February 24, 2004

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 and 2002

                                     ASSETS

                                                                           2003           2002
                                                                        -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents (Restricted cash is $225,140 and $573,137   $   225,140    $   573,137
  Accounts receivable, net of an allowance for doubtful accounts
     Of $107,000 and $354,803                                               266,767        345,134
  Vehicles held for sale                                                     10,598         47,285
  Other Assets                                                                9,689         31,250
                                                                        -----------    -----------
      Total Current Assets                                                  512,194        996,806
                                                                        -----------    -----------
PROPERTY, at cost
  Vehicles leased                                                           380,584      1,542,247
  Less accumulated depreciation                                            (252,634)      (824,131)
                                                                        -----------    -----------
      Net Property                                                          127,950        718,116
                                                                        -----------    -----------
OTHER ASSETS
  Due from an affiliate                                                         -0-          9,286
                                                                        -----------    -----------
      Total Other Assets                                                        -0-          9,286
                                                                        ===========    ===========
TOTAL ASSETS                                                            $   640,144    $ 1,724,208
                                                                        ===========    ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued liabilities and accounts payable                              $    17,860    $    24,576
  Investor notes payable                                                  5,086,800      5,966,000
  Current portion of deferred revenue                                        14,164         85,954
                                                                        -----------    -----------
       Total Current Liabilities                                          5,118,824      6,076,530
                                                                        -----------    -----------
OTHER LIABILITIES
  Due to an affiliate                                                        61,553         47,301
                                                                        -----------    -----------
      Total Other Liabilities                                                61,553         47,301
                                                                        -----------    -----------
                                                                          5,180,377      6,123,831
                                                                        -----------    -----------
TOTAL LIABILITIES

SUBORDINATED DEBT TO AN AFFILIATE                                           371,330        371,330
                                                                        -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,                       100            100
      issued and outstanding
   Additional paid-in capital                                                   900            900
   Retained earnings (deficit)                                           (4,912,563)    (4,771,953)
                                                                        -----------    -----------
       Total Stockholders' Equity (Deficit)                              (4,911,563)    (4,770,953)
                                                                        -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $   640,144    $ 1,724,208
                                                                        ===========    ===========

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

          STATEMENTS OF INCOME (LOSS) AND CHANGES IN RETAINED EARNINGS
                                    (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                           2003           2002
                                        -----------    -----------
REVENUES

  Vehicle monthly lease payments        $   234,974    $   716,099
   Amortization of down payments             37,130        212,557
                                        -----------    -----------
        Total Revenues                      272,104        928,656
                                        -----------    -----------
OPERATING EXPENSES

  Operating costs                            17,961         67,474
  General and administrative                160,400        466,815
  Depreciation and amortization             141,795        606,494
                                        -----------    -----------
        Total Operating Expenses            320,156      1,140,783
                                        -----------    -----------
Operating Income (Loss)                     (48,052)      (212,127)
                                        -----------    -----------
OTHER INCOME (EXPENSE)

Other income                                 (1,082)         2,663
Interest expense                                -0-       (301,602)
Loss on sale of inventory                   (91,476)      (275,317)
                                        -----------    -----------
        Total Other Income (Expense)        (92,558)      (574,256)
                                        -----------    -----------
Provision for Federal Income Taxes              -0-            -0-
                                        -----------    -----------
                                        $  (140,610)   $  (786,383)
Net Loss

Beginning retained earnings (deficit)    (4,771,953)    (3,985,570)
                                        -----------    -----------
Ending retained earnings (deficit)      $(4,912,563)   $(4,771,953)
                                        ===========    ===========
Loss per share (basic and diluted)      $       141    $       786

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002

                                                                      2003           2002
                                                                    ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $(140,610)   $  (786,383)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                    141,795        606,494
     Amortization of down payments                                    (37,130)      (212,557)
     Bad debt expense                                                 109,579        355,136
     Loss on sale of property                                          91,476        275,317
Net changes in operating assets and liabilities:
     Accounts receivable                                              (31,212)      (188,184)
     Other assets                                                      21,561        (29,168)
     Accrued liabilities and accounts payable                          (6,716)       (48,027)
     Deferred revenue                                                 (34,660)        17,147
                                                                    ---------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      114,083        (10,225)
                                                                    ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash proceeds from sale of property                                393,582      1,116,263
                                                                    ---------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                             393,582      1,116,263
                                                                    ---------    -----------
Cash flows from financing activities
   Net advances (payments) to affiliates                               23,538        (26,534)
   Payments of notes payable                                         (879,200)      (770,000)
                                                                    ---------    -----------
NET CASH USED BY FINANCING ACTIVITIES                                (855,662)      (796,534)
                                                                    ---------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (347,997)       309,504

CASH AND CASH EQUIVALENTS, beginning of year                          573,137        263,633
                                                                    ---------    -----------
CASH AND CASH EQUIVALENTS, end of year                              $ 225,140    $   573,137
                                                                    =========    ===========
CASH PAID DURING THE YEAR FOR
   Interest                                                         $     -0-    $   363,349
                                                                    =========    ===========
   Income taxes                                                     $     -0-    $       -0-
                                                                    =========    ===========
NON-CASH INVESTING ACTIVITIES
Vehicles with a net book value of $10,598 were reclassified from vehicles leased to vehicles held for sale in 2003.

Vehicles with a net book value of $47,289 were reclassified from vehicles leased to vehicles held for sale in 2002.

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2001

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

                           DECEMBER 31, 2003 AND 2002

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

                           DECEMBER 31, 2003 AND 2002

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

NOTE 3:  INVESTOR NOTES PAYABLE

         The Company has issued fixed rate redeemable asset-backed notes (Investor Notes). During the year 2003 and 2002, principal of $879,200 and $770,000 was repaid to investors. The remaining balance as of December 31, 2003 and 2002 was $5,086,800 and $5,966,000 respectively.

         These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933. The Investor Notes bear interest at the rate of 11%. Interest is payable monthly on the 15th day of each month.

         The Investor Notes were issued at various times during 1999 and 1998, however the maturity date for all of the Investor Notes was June 30, 2002. The Investor Notes are collateralized by the following:

                  1. Automobile contracts for the leasing of new or late model automobiles.

                  2.       The leased vehicles.

         The Investors Notes matured on June 30, 2002 and the Company was unable to pay the remaining debt. The Company defaulted on the investor notes payable as of June 30, 2002. As of that date, all income from leasing activities is used to repay Investor Notes. All Company disbursements require approval of Trust Management.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2003 AND 2002

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

         The Company has a deferred tax asset of approximately $1,670,000 and $413,000 as of December 31, 2003 and 2002 (primarily from net operating loss carryforward), which has been completely offset by recognition of a valuation allowance.

         The Company has a net operating loss (NOL) carryforward of approximately $4,913,000 and $2,000,000 for the year ended December 31, 2003 and the year ended December 31, 2002, respectively. The Company's NOL carryforward expires between December 31, 2012 and December 31, 2023.

NOTE 5:  RELATED PARTIES

         The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company had $17,950 accrued as payable to TLMI in 2003 and $64,395 in 2002 for servicing, documentation and marketing fees. The Company also has a payable to TLMI for $61,553 and $42,299 as of December 31, 2003 and 2002, respectively. The Company had a receivable from an affiliate for $9,286 of December 31, 2002. The Company also had another payable to a different affiliate for $5,000 as of December 31, 2002.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2003 AND 2002

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

         None.

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

         The names, ages, backgrounds and principal occupations of the directors and executive officers of the Company as of December 31, 2003 are set forth below:

         Kenneth C. "Ken" Lowe, age 68, has served as a director, Vice President and Secretary of the Company from October 1994 until July 1996 and as a director, President and Secretary of the Company since July 1996. Since 1993, Mr. Lowe has been Vice President of Young & Lowe, Inc., a private investment banking firm. From 1990 to 1992, Mr. Lowe was President of Custom Data Services, a company that specialized in financial data processing and from 1988 to 1990, Mr. Lowe was President of Westside Communications, which provided telephone equipment service to commercial customers. Mr. Lowe has a Master's of Business Administration from Southern Methodist University and over 20 years of experience in investment banking.

         Randall K. Lowe, age 35, has served as Vice President of the Company since July 1998. Prior to joining the Company and since 1994, Mr. Lowe served as a credit analyst for Bank One in New Orleans, Louisiana and Dallas, Texas. From 1991 to 1994 Mr. Lowe was a credit analyst and branch office manager for Whitney National Bank, N.A. in New Orleans. Mr. Lowe holds a Bachelor of Science degree from Tulane University. Randall Lowe is the son of Ken Lowe.

         William H. Dreger, age 60, joined us in September 1999 and serves as our Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Dreger was Chief Financial Officer and Chief Information Officer for Down to Earth, Inc. in Garland, Texas from 1994 to 1999. From 1985 to 1992, Mr. Dreger was President of Stephenson Financial Services, Inc. in North Hollywood, California. Mr. Dreger has a Bachelor of Business Administration from the University of North Texas at Denton, is a Certified Public Accountant and has over 30 years of experience in accounting and systems.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

         The following table sets forth information, as of December 31, 2003, relating to the beneficial ownership of the Company's Common Stock by any person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.

                                        Shares of Common Stock   Percentage of Common
       Name of Shareholder                      (1)                     Stock
-------------------------------------------------------------------------------------
Transition Leasing Management, Inc.             1000                     100%
8144 Walnut Hill Lane
Suite 680
Dallas, Texas 75231

Kenneth C. Lowe                                    0 (2)                   0
Randall K. Lowe                                    0                       0
Bill Dreger                                        0                       0

Total                                           1000                     100%

All officers and directors as a group              0                     100%
-------------------------------------------------------------------------------------

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

         Transition Leasing currently provides purchase and collection services for Transition Auto Finance III and Transition Auto Finance IV, but does not provide such services to any other party, including affiliates. Transition Leasing, however, may agree in the future, to purchase and service lease contracts for itself, its affiliates and other unrelated parties.

         The Company used 1.5% or $150,000 of the gross proceeds from the Offering to reimburse Transition Leasing, the Company's parent, for offering and organizational expenses paid by it.

         The Company has joined in a Tax Sharing Agreement with Transition Leasing. In general, under the terms of this agreement, Transition Leasing is responsible for making all payments of federal income taxes due with respect to the Affiliated Group to the Internal Revenue Service and all payments of state and local consolidated, combined and unitary income taxes due with respect to the Affiliated Group to the applicable state and local authorities. Under applicable federal tax laws; however, if Transition Leasing fails to make such payments of tax, the other members of the Affiliated Group, including the Company, would be responsible for making such payments. The Company has a net operating loss (NOL) carryforward of approximately $4,913,000 and $2,000,000 for the year ended December 31, 2003 and the period ended December 31, 2002, respectively. The Company's NOL carryforward expires between December 31, 2012 and December 31, 2023.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of 2003.

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     (Registrant) Transition
                                     Auto Finance II, Inc.

                                     By /s/ Kenneth C. Lowe
                                        ----------------------------------------
                                        Kenneth C. Lowe, President/Chief
                                        Executive Officer

                                     Date March 25, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By /s/ Kenneth C. Lowe
                                        ----------------------------------------
                                        Kenneth C. Lowe, President/Chief
                                        Financial Officer

                                     Date March 25, 2004

                                     By /s/ Kenneth C. Lowe
                                        ----------------------------------------
                                        Kenneth C. Lowe, Director

                                     Date March 25, 2004

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRANSITION AUTO FINANCE II, INC.
                                     -------------------------------------------
                                                     (Registrant)

Date: March 25, 2004                           /s/ KENNETH C. LOWE
                                     -------------------------------------------
                                             Kenneth C. Lowe, President/
                                             Chief Executive Officer

Date: March 25, 2004                           /s/ KENNETH C. LOWE
                                     -------------------------------------------
                                             Kenneth C. Lowe, President/
                                             Chief Operating Officer

Date: March 25, 2004                           /s/ KENNETH C. LOWE
                                     -------------------------------------------
                                             Kenneth C. Lowe, President/
                                             Chief Financial Officer

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