Form 10QSB
period 2004-03-31
TRANSITION AUTO FINANCE II INC
filed 2004-05-14
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                -----------------

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As March 31, 2004, the issuer' had 1,000 shares of common stock

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

================================================================================

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004

                                                                                Page No.
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets ............................................      3
                    March 31, 2004 (Unaudited) and December 31, 2003

                  Statements of Income (Unaudited) ..........................      5
                    Quarter ended March 31, 2004 and March 31, 2003

                  Statements of Cash Flows (Unaudited) ......................      6
                    Three Months ended March 31, 2004 and March 31, 2003

                  Notes to Financial Statements (Unaudited) .................      7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .................................     12

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings .........................................     14

         ITEM 2.  Changes in Securities and Use of Proceeds .................     14

         ITEM 3.  Defaults Upon Senior Securities ...........................     14

         ITEM 4.  Submission of Matters to a Vote of Security Holders .......     14

         ITEM 5.  Other Information .........................................     14

         ITEM 6.  Exhibits and Reports on Form 8-K ..........................     15

         Signatures .........................................................     16

         In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                            3 months ended       FYE
                                                                               3/31/2004      12/31/2003
                                                                              (unaudited)    (See Note 1)
                                                                              -----------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                                   $ 135,843       $ 225,140
  Accounts receivable                                                           258,708         266,767
  Vehicles held for sale                                                            -0-          10,598
  Other Assets                                                                    9,503           9,689
                                                                              ---------       ---------
      Total Current Assets                                                      404,054         512,194
                                                                              ---------       ---------

PROPERTY, at cost
  Vehicles leased                                                               299,828         380,584
  Less accumulated depreciation                                                (205,058)       (252,634)
                                                                              ---------       ---------
      Net Property                                                               94,770         127,950
                                                                              ---------       ---------

OTHER ASSETS
  Debt issuance costs, net of amortization of $1,118,932 and $1,118,932             -0-             -0-
                                                                              ---------       ---------
    Total other assets                                                        $      0        $       0
                                                                              =========       =========
TOTAL ASSETS                                                                  $ 498,824       $ 640,144
                                                                              =========       =========

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 3 Months Ended         FYE
                                                    3/31/2004       12/31/2003
                                                   (Unaudited)      (See Note 1)
                                                   -----------      ------------
CURRENT LIABILITIES

  Accrued liabilities                              $    13,859      $    17,860
  Investor notes payable                             4,961,200        5,086,800
  Deferred revenue                                      13,412           14,164
                                                   -----------      -----------
          Total Current Liabilities                  4,988,471        5,118,824
                                                   -----------      -----------

OTHER LIABILITIES
  Due to affiliate                                      62,713           61,553
                                                   -----------      -----------
      Total Other Liabilities                           62,713           61,553
                                                   -----------      -----------

TOTAL LIABILITIES                                    5,051,184        5,180,377
                                                   -----------      -----------

SUBORDINATED DEBT TO AFFILIATE                         371,330          371,330
                                                   -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
authorized,
      issued and outstanding                               100              100
   Additional paid-in capital                              900              900
   Retained earnings (deficit)                      (4,924,690)      (4,912,563)
                                                   -----------      -----------
       Total Stockholders' Equity (Deficit)         (4,923,690)      (4,911,563)
                                                   -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                       $   498,824      $   640,144
                                                   ===========      ===========

Note 1: The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                         3 Months Ended      3 Months Ended
                                         March 31, 2004      March 31, 2003
                                         --------------      --------------
REVENUES

  Vehicle monthly lease payments            $ 24,044            $  87,204
   Amortization of down payments                 752               20,722
                                            --------            ---------

        Total Revenues                        24,796              107,926
                                            --------            ---------

OPERATING EXPENSES

  Operating costs                              1,060                7,195
  General and administrative                  19,892               22,134
  Depreciation and amortization               12,377               53,983
                                            --------            ---------

        Total Operating Expenses              33,329               83,312
                                            --------            ---------

Operating Income (Loss)                       (8,533)              24,614
                                            --------            ---------

OTHER INCOME (EXPENSE)

Investment income                                101                  772
Other income (expense)                           -0-                   13
Loss on sale of inventory                     (3,695)             (38,432)
                                            --------            ---------
        Total Other Income (Expense)          (3,594)             (37,647)
                                            --------            ---------

Provision for Federal Income Taxes               -0-                  -0-
                                            --------            ---------

Net Loss                                    $(12,127)           $ (13,033)
                                            ========            =========

Loss per share (basic and diluted)          $ (12.13)           $  (13.03)
                                            ========            =========

         See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                3 Months Ended     3 Months Ended
                                                                March 31, 2004     March 31, 2003
                                                                --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          ($ 12,127)         ($ 13,033)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                   12,377             53,983
     Amortization of down payments                                     (752)           (20,722)
     Impairment loss                                                    -0-                -0-
     Provision for allowance for doubtful accounts                      -0-              2,579
     (Gain) loss on sale of property                                  3,695             38,432
Net changes in operating assets and liabilities:
     Accounts receivable                                              8,059              9,780
     Other Assets                                                       183                625
     Accrued liabilities                                             (4,001)             2,267
     Deferred revenue                                                   -0-            (18,864)
                                                                  ---------          ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      7,434             55,047

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                             -0-                -0-
   Cash proceeds from sale of property                               27,709            136,621
                                                                  ---------          ---------
NET CASH (USED) BY INVESTING ACTIVITIES                              27,709            136,621

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                               -0-                -0-
   Net advances (payments) to affiliates                              1,160              7,730
   Debt issuance costs                                                  -0-                -0-
   Proceeds from notes payable                                          -0-                -0-
   Payments of Notes Payable                                       (125,600)          (314,000)
                                                                  ---------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          (124,440)          (306,270)
                                                                  ---------          ---------

NET INCREASE (DECREASE) IN CASH                                     (89,297)          (114,602)

CASH AND CASH EQUIVALENTS, beginning of period                      225,140            573,137
                                                                  ---------          ---------

CASH AND CASH EQUIVALENTS, end of period                          $ 135,843          $ 458,535
                                                                  =========          =========


CASH PAID DURING THE YEAR FOR
   Interest                                                       $     -0-          $     -0-
                                                                  =========          =========
   Income taxes                                                   $     -0-          $     -0-
                                                                  =========          =========

      NON-CASH INVESTING ACTIVITIES

      Vehicles with a net book value of $10,598 were reclassified from vehicles held for sale to vehicles leased as of March 31,2004.

      Vehicle purchases as of March 31, 2003 with a net book value of $87,712 were reclassified from vehicles leased to vehicles held for sale.

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

NOTE  2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

            For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

            The Company maintains cash balances at financial institutions in Dallas, Texas. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash and cash equivalents.

            As of March 31, 2004, all cash balances are restricted in nature and managed by Trust Management due to Company in default of their Indenture Agreement. All cash distributions from these accounts must be authorized by the Trust Management and are for the sole purpose of repaying investor notes payable after any authorized expenses have been paid.

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

         OTHER ASSETS

            Other assets include debt issuance costs incurred in connection with the Company's offering of securities filed with the Securities and Exchange Commission. These costs are being amortized, on a straight-line basis, over the term of the debt securities, which matured on June 30, 2002. These were fully amortized as of March 31, 2004.

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

NOTE  3: INVESTOR NOTES PAYABLE

            The Company has issued fixed rate redeemable asset-backed notes (Investor Notes). During the first Quarter ended March 31, 2004, approximately $125,600 was repaid to investors. The remaining balance as of March 31, 2004 was $4,961,200.

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

                  2.    The leased vehicles.

            The Investors Notes matured on June 30, 2002 and the Company was unable to pay the remaining debt. The Company is in default on the investor notes payable as of March 31, 2004. As of that date all income from leasing activities is used to repay Investor Notes. All Company disbursements require approval of Trust Management.

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

         The Company has a deferred tax asset of approximately $1,670,000 and $413,000 as of December 31, 2003 and 2002 (primarily from net operating loss carry-forward), which has been completely offset by recognition of a valuation allowance.

         The Company has a net operating loss (NOL) carry-forward of approximately $4,913,000 and $2,000,000 for the year ended December 31, 2003 and the year ended December 31, 2002, respectively. The Company's NOL carry-forward expires between December 31, 2012 and December 31, 2023.

NOTE  5: RELATED PARTIES

         The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company had $17,950 accrued as payable to TLMI in 2003 for servicing, documentation and marketing fees. The Company also has a payable to TLMI for $62,713 as of March 31, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended March 31, 2004. The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

General.

      As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

      On June 30, 2002 Transition Auto Finance II, Inc. defaulted on its $10,000,000 11% Redeemable Secured Notes.

Results of Operations: Three months ended March 31, 2004, compared to three months ended March 31, 2003.

      For the three months ended March 31, 2004, the company had received monthly contract lease payments of $24,044 and amortization of down payments of $752. For the same period in 2003, the Company had contract lease income of $87,204 and amortization of down payments of $20,722. The drop in monthly contract lease payments and amortization of down payments for the three month period ended March 31, 2004, compared to the same period in 2003, was the result of a decline in the number of active leases due to increased repossessions, early terminations and matured leases.

      Operating costs including general and administrative expenses were $20,952 for the first quarter of 2004, compared to $29,329 for the same period in 2003. The lower operating costs for the 2004 period were due to a smaller lease base and the lower cost of servicing fewer leases.

      Depreciation and amortization was $12,377 for the three months ended March 31, 2004, compared to $53,983 for the same period in 2003. The decline of $41,606 for the first quarter of 2004 was due to fewer active leases, the result of repossessions, early terminations and matured leases.

      Interest expense for the three months ended March 31, 2004 was zero ($0) and the same for the 2003 period. All payments subsequent to June 30, 2002 go to the repayment of principal.

      Loss on sale of inventory for the first quarter of 2004 was $3,695 compared to a loss of $38,432 for the same period in 2003. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

      The net loss for the quarter ended March 31, 2004 was $12,127 compared to a loss of $13,033 for the same period in 2003.

      On June 30, 2002, TAF II, Inc. defaulted on its $10,000,000 11% Redeemable Secured Notes. At the time of the default the company had paid to investors a total of $7,058,413. This figure is comprised of $3,338,413 in interest and $3,720,000 of principal. As of March 31, 2004, the principal amount paid to Noteholders was $5,038,800. The Company estimates that its remaining lease portfolio will generate approximately $123,825 in additional funds not including $102,091 currently held by the trustee, Trust Management, Inc.

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

Liquidity and Capital Resources

      During the three months ended March 31, 2004 the Company used cash of $27,709 in its investing activities from the sale of property and used $124,440 in its financing activities. For the same period in 2003, the Company utilized cash of $136,623 in its investing activities and used $306,270 in its financing activities.

      The Company's portfolio, which consisted of 426 leases, included 387 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                                  Vehicle
                # of       Gross Cost      Misc.       Total          Down          Sale       Sales Tax    Warranty
              Contracts    Of Vehicle    Expenses     Payments      Payment        Amount       Credit       Rebate
Repossession    235        $5,680,094    $150,371    $2,846,594    $1,126,554    $2,497,936    $111,712     $59,687
Early Payoff    152        $3,370,115    $  6,422    $1,912,356    $  706,890    $2,091,153    $100,611     $15,805
                ---        ----------    --------    ----------    ----------    ----------    --------     -------
Total           387        $9,050,209    $156,793    $4,758,950    $1,833,444    $4,589,089    $212,323     $75,492

                               Total
              Marketing        Amount         Profit
              Fee Paid        Received        (Loss)
Repossession  $  625,020    $ 6,017,463    $   86,998
Early Payoff  $  389,232    $ 4,437,583    $1,061,046
              ----------    -----------    ----------
Total         $1,014,252    $10,455,046    $1,248,044


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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         On June 30, 2002, the Company defaulted on its $10,000,000 11% Redeemable Secured Notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the First quarter of 2004.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended March 31, 2004.

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

                                            TRANSITION AUTO FINANCE II, INC.
                                        ----------------------------------------
                                                     (Registrant)

Date: April 30, 2004                        /s/   Kenneth C. Lowe
                                        ----------------------------------------
                                                    Kenneth C. Lowe, President/
                                                    Chief Executive Officer

Date: April 30, 2004                        /s/   Kenneth C. Lowe
                                        ----------------------------------------
                                                    Kenneth C. Lowe, President/
                                                    Chief Operating Officer

Date: April 30, 2004                        /s/   Kenneth C. Lowe
                                        ----------------------------------------
                                                    Kenneth C. Lowe, President/
                                                    Chief Financial Officer

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