Form 10QSB
period 2004-06-30
TRANSITION AUTO FINANCE II INC
filed 2004-08-13
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As June 30, 2004, the issuer' had 1,000 shares of common stock


    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2004


                                                                                Page No.
                                                                                --------
PART I.  FINANCIAL INFORMATION

    ITEM 1. Financial Statements

            Balance Sheets ...................................................         3
              June 30, 2004 (Unaudited) and December 31, 2003

            Statements of Income (Unaudited) .................................         5
              Quarter and six months ended June 30, 2004 and June 30, 2003

            Statements of Cash Flows (Unaudited) .............................         6
              Six Months ended June 30, 2004 and June 30, 2003

            Notes to Financial Statements (Unaudited) ........................         7

    ITEM 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations ..........................................        12

PART II. OTHER INFORMATION

    ITEM 1. Legal Proceedings ................................................        14

    ITEM 2. Changes in Securities and Use of Proceeds ........................        14

    ITEM 3. Defaults Upon Senior Securities ..................................        14

    ITEM 4. Submission of Matters to a Vote of Security Holders ..............        14

    ITEM 5. Other Information ................................................        14

    ITEM 6. Exhibits and Reports on Form 8-K .................................        15

    Signatures ...............................................................        16

      In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                   6 months ended         FYE
                                                                      6/30/2004        12/31/2003
                                                                     (unaudited)      (See Note 1)
                                                                      ---------       ------------
CURRENT ASSETS
  Cash and cash equivalents ......................................    $ 173,524          $ 225,140
  Accounts receivable, net of $107,000 and $107,000 respectively .      264,009            266,767
  Vehicles held for sale .........................................            0             10,598
  Other Assets ...................................................        9,319              9,689
                                                                      ---------          ---------
      Total Current Assets .......................................      446,852            512,194
                                                                      ---------          ---------

PROPERTY, at cost
  Vehicles leased ................................................      160,355            380,584
  Less accumulated depreciation ..................................     (115,844)          (252,634)
                                                                      ---------          ---------
      Net Property ...............................................       44,511            127,950
                                                                      ---------          ---------

OTHER ASSETS
 Due from an affiliate ...........................................          -0-                -0-
                                                                      ---------          ---------
       Total other assets ........................................          -0-          $       0
                                                                      ---------          =========


TOTAL ASSETS                                                          $ 491,363          $ 640,144
                                                                      =========          =========

                        TRANSITION AUTO FINANCE II, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 6 Months Ended          FYE
                                                    6/30/2004         12/31/2003
                                                   (Unaudited)       (See Note 1)
                                                   -----------       ------------
CURRENT LIABILITIES
  Accrued liabilities .........................    $         0       $    17,860
  Investor notes payable ......................      4,961,200         5,086,800
  Deferred revenue ............................         12,997            14,164
                                                   -----------       -----------
        Total Current Liabilities .............      4,974,197         5,118,824
                                                   -----------       -----------
OTHER LIABILITIES
  Due to affiliate ............................         63,542            61,553
                                                   -----------       -----------
      Total Other Liabilities .................         63,542            61,553
                                                   -----------       -----------
TOTAL LIABILITIES                                    5,037,739         5,180,377
                                                   -----------       -----------
SUBORDINATED DEBT TO AFFILIATE                         371,330           371,330
                                                   -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
      authorized, issued and outstanding ......            100               100
   Additional paid-in capital .................            900               900
   Retained earnings (deficit) ................     (4,918,706)       (4,912,563)
                                                   -----------       -----------
       Total Stockholders' Equity (Deficit) ...     (4,917,706)       (4,911,563)
                                                   -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT) ..................................    $   491,363       $   640,144
                                                   ===========       ===========

Note 1: The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                               Quarter Ended    Six Months Ended     Quarter Ended   Six Months Ended
                                               June 30, 2004      June 30, 2004      June 30, 2003     June 30, 2003
                                               -------------      -------------      -------------     -------------
REVENUES
  Vehicle monthly lease payments                 $  12,682          $  36,726          $  66,724          $ 153,928
  Amortization of down payments                        187                939              9,946             30,668
                                                 ---------          ---------          ---------          ---------
    Total Revenues                                  12,869             37,665             76,670            184,596
                                                 ---------          ---------          ---------          ---------
OPERATING EXPENSES
  Operating costs                                      686              1,746              4,150             11,345
  General and administrative                         4,765             24,657             26,400             48,534
  Depreciation and amortization                      8,089             20,466             41,332             95,315
                                                 ---------          ---------          ---------          ---------
    Total Operating Expenses                        13,540             46,869             71,882            155,194
                                                 ---------          ---------          ---------          ---------
Operating Income (Loss)                               (671)             4,788             (9,204)            29,402
                                                 ---------          ---------          ---------          ---------
OTHER INCOME (EXPENSE)
Investment income                                       39                140                514              1,286
Other income (expense)                                   3                  3                  4                 17
Interest expense                                       -0-                -0-                -0-                -0-
Gain (Loss) on sale of inventory                     6,613              2,918            (24,668)           (63,100)
                                                 ---------          ---------          ---------          ---------
    Total Other Income (Expense)                     6,655              3,061            (24,150)           (61,797)
                                                 ---------          ---------          ---------          ---------
Provision for Federal Income Taxes                     -0-                -0-                -0-                -0-
                                                 ---------          ---------          ---------          ---------
Net Income (Loss)                                $   5,984          $  (6,143)         $ (19,362)         $ (32,395)
                                                 =========          =========          =========          =========
Profit (Loss) per share (basic and diluted)      $    5.98          $   (6.14)         $($19.36)          $  (32.40)


See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                              6 Months Ended     6 Months Ended
                                                              June 30, 2004      June 30, 2003
                                                              -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ....................................................    $  (6,143)         $ (32,395)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization ..........................       20,466             95,315
     Amortization of down payments ..........................         (939)           (30,668)
     Provision for allowance for doubtful accounts ..........          -0-                -0-
     (Gain) loss on sale of property ........................       (2,918)             2,579
Net changes in operating assets and liabilities:
     Accounts receivable ....................................        2,758               (518)
     Other Assets ...........................................          370                510
     Accrued liabilities ....................................      (17,860)              (127)
     Deferred revenue .......................................         (228)           (31,269)
                                                                 ---------          ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ............       (4,494)            66,527

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets .................................          -0-                -0-
   Cash proceeds from sale of property ......................       76,489            232,340
                                                                 ---------          ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES ............       76,489            232,340

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates ....................        1,989             21,145
   Payments of notes payable ................................     (125,600)          (502,400)
                                                                 ---------          ---------
NET CASH (USED) BY FINANCING ACTIVITIES .....................     (123,611)          (481,255)
                                                                 ---------          ---------

NET INCREASE (DECREASE) IN CASH .............................      (51,616)          (182,388)

CASH AND CASH EQUIVALENTS, beginning of period ..............      225,140            573,137
                                                                 ---------          ---------

CASH AND CASH EQUIVALENTS, end of period ....................    $ 173,524          $ 390,749
                                                                 =========          =========

CASH PAID DURING THE YEAR FOR
   Interest .................................................    $     -0-          $     -0-
   Income taxes .............................................    $     -0-          $     -0-

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

                  As of June 30, 2004, all cash balances are restricted in nature and managed by Trust Management due to Company in default of their Indenture Agreement. All cash distributions from these accounts must be authorized by the Trust Management and are for the sole purpose of repaying investor notes payable after any authorized expenses have been paid.

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

            OTHER ASSETS

                  Other assets include debt issuance costs incurred in connection with the Company's offering of securities filed with the Securities and Exchange Commission. These costs are being amortized, on a straight-line basis, over the term of the debt securities, which matured on June 30, 2002. These were fully amortized as of December 31,2002.

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

NOTE 3:     INVESTOR NOTES PAYABLE

            The Company has issued fixed rate redeemable asset-backed notes (Investor Notes). During the second Quarter ended June 30, 2004, approximately $0 was repaid to investors. The remaining balance as of June 30, 2004 was $4,961,200.

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

                  2.    The leased vehicles.

            The Investors Notes matured on June 30, 2002 and the Company was unable to pay the remaining debt. The Company is in default on the Investor Notes Payable as of June 30, 2004. As of that date all income from leasing activities is used to repay Investor Notes. All Company disbursements require approval of Trust Management.

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

NOTE 5:     RELATED PARTIES

            The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company had $17,950 accrued as payable to TLMI in 2003 for servicing, documentation and marketing fees. The Company also has a payable to TLMI for $63,542 as of June 30, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended and six-month period ended June 30, 2004. The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

General.

      As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

Results of Operations: Three months ended June 30, 2004, compared to three months ended June 30,2003.

      For the three months ended June 30, 2004 the company had received monthly contract lease payments of $12,682 and amortization of down payments of $187. For the same period in 2003, the Company had contract lease income of $66,724 and amortization of down payments of $9,946. The drop in monthly contract lease payments for the three month period ended June, 30, 2004, compared to the same period in 2003, was the result of a decline in the number of active leases due to repossessions, early terminations and matured leases.

      Operating costs including general and administrative expenses were $5,451 for the second quarter of 2004 compared to $30,550 for the same period in 2003.

      Depreciation and amortization was $8,089 for the three months ended June 30, 2004, compared to $41,332 for the same period in 2003. The decline of $33,243, for the second quarter of 2004 was due to fewer active leases, the result of repossessions, early terminations and matured leases.

      Interest expense for the three months ended June 30, 2004, was $-0-compared to- $-0- for the same period in 2003. As a result of the Company's default on June 30, 2002, all funds received after allowed expenses are paid to the Trustee and interest is no longer accrued or paid.

      Gain on sale of inventory for the second quarter of 2004 was a $6,613, which was the result of one repossession and one early pay off, compared to a loss of $24,668 for the same period in 2003. The loss in the 2003 period was comprised of four repossessions and one early payoff. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

      The net income for the second quarter ended June 30, 2004 was $5,984 compared to a loss of $19,362 for the same period in 2003. The profit for the 2004 period was primarily the results of a decrease in operating costs and depreciation.

Results of Operations: Six- month period ended June 30, 2004 compared to six months ended June 30, 2003.

      Total revenue for the six months ended June 30, 2004 was $37,665 compared to $184,596 for the same period in 2003. The decrease in revenue for the 2004 period was the result of fewer leases on the books resulting in lower monthly payments and amortization of down payments.

      Operating costs and expenses were $26,403 for the six-month period ended June 30, 2004, compared to $59,879 for the same period in 2003. The decrease in operating costs in 2004 was primarily the result of fewer active leases in the 2004 period and the lower costs of servicing those leases.

      Depreciation and amortization for the six months ended June 30, 2004 was $20,466 compared to $95,315 for the same period in 2003. The decrease in depreciation for the 2004 period was due to a smaller portfolio of leases and the lower costs of servicing that portfolio.

      Interest expense for the six months ended June 30, 2004 was $-0- compared to $-0- for the same period in 2003. As a result of the Company's default on June 30, 2002 interest is no longer paid or accrued.

      Gain on sale of inventory for the six month ended June 30, 2004 was $2,918 compared to a $63,100 loss for the same period in 2003. The profit for the 2004 period was the result of a smaller portfolio of leases and a stronger used vehicle market for the 2004 period.

      The Company had a loss of $6,143 for the six months ended June 30, 2004 compared to a loss of $32,395 for the same period in 2003. The decreased loss for the 2004 period was primarily the reduction in expenses and depreciation for 2004 which was brought about by the smaller portfolio in the 2004 period.

      On June 30, 2002, TAF II, Inc. defaulted on its $10,000,000 11% Redeemable Secured Notes. At the time of the default the company had paid to investors a total of $7,058,413. This figure is comprised of $3,338,413 in interest and $3,720,000 of principal. As of June 30, 2004 the total amount paid to note-holders was $8,377,213. The Company estimates that its remaining lease portfolio will generate approximately $126,644 in additional funds. The exact amount of additional funds is indeterminable since the number of leases that will go to term is unknown at this time. The trustee currently holds $102,091 in note-holder funds.

      The adverse economic effects of the current recession and events of September 11, resulted in an unusually high number of early lease payoffs and automobile repossessions. The major reasons for the excessive early payoffs and repossessions appear to have been (1) the weak economy, and (2) low - cost incentive financing (such as "zero financing") offered by new car manufacturers. The weak economy hurt the personal finances of many customers causing an increased number of repossessions, while low-cost incentive financing enticed many other customers to purchase new cars, which resulted in these customers paying off their leases early. Additionally, low-cost financing negatively impacted used car prices by flooding the market with late model cars.

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


Liquidity and Capital Resources

      During the six months ended June 30, 2004 the Company provided cash of $76,489 in its investing activities from the sale of property and used $123,611 in its financing activities. For the same period in 2003, the Company provided cash of $232,340 in its investing activities and used $481,255 in its financing activities.

      The Company's portfolio, which consisted of 478 leases, included 389 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:


                                                                   Vehicle                                   Total
                # of    Gross Cost   Misc.    Total      Down        Sale    Sales Tax Warranty  Marketing   Amount      Profit
              Contracts Of Vehicle Expenses  Payments   Payment     Amount    Credit    Rebate   Fee Paid   Received     (Loss)
              --------- ---------- --------  --------   -------     ------    ------    ------   --------   --------     ------
Repossession        236 $5,698,567 $150,480 $2,858,964 $1,136,054 $2,501,636 $111,712  $59,687  $  630,483 $ 6,037,570 $  188,523
Early Payoff        153 $3,384,547 $  6,422 $1,927,434 $  710,091 $2,091,726 $100,647  $15,805  $  391,073 $ 4,454,630 $1,063,661
                    --- ---------- -------- ---------- ---------- ---------- --------  -------  ---------- ----------- ----------
Total               389 $9,083,114 $156,902 $4,786,398 $1,846,145 $4,593,362 $212,359  $75,492  $1,021,556 $10,492,200 $1,252,184

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      On June 30, 2002, the Company defaulted on its $10,000,000 11% Redeemable Secured Notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the Second quarter of 2004.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the six months ended June 30, 2004.

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TRANSITION AUTO FINANCE II, INC.
                                 -----------------------------------------------
                                                 (Registrant)


Date: August 6, 2004                    /s/
                                 -----------------------------------------------
                                           Kenneth C. Lowe, President/
                                             Chief Executive Officer


Date: August 6, 2004                    /s/
                                 -----------------------------------------------
                                           Kenneth C. Lowe, President/
                                             Chief Operating Officer


Date: August 6, 2004                    /s/
                                 -----------------------------------------------
                                           Kenneth C. Lowe, President/
                                             Chief Financial Officer

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