Form 10QSB
period 2004-09-30
TRANSITION AUTO FINANCE II INC
filed 2004-11-12
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                -----------------

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As September 30, 2004, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                                                                                             Page No.
                                                                                                             --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets..............................................................................    3
                    September 30, 2004 (Unaudited) and December 31, 2003

                  Statements of Income (Unaudited)............................................................    5
                    Quarter and nine months ended September 30, 2004 and September 30, 2003

                  Statements of Cash Flows (Unaudited)........................................................    6
                    Nine Months ended September 30, 2004 and September 30, 2003

                  Notes to Financial Statements (Unaudited)...................................................    7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......   12

         ITEM 3.  Controls and Procedures.....................................................................   14

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings...........................................................................   14

         ITEM 2.  Changes in Securities and Use of Proceeds...................................................   14

         ITEM 3.  Defaults Upon Senior Securities.............................................................   14

         ITEM 4.  Submission of Matters to a Vote of Security Holders.........................................   14

         ITEM 5.  Other Information...........................................................................   15

         ITEM 6.  Exhibits and Reports on Form 8-K............................................................   15

         Signatures...........................................................................................   16

      In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                           9 months ended      FYE
                                                                              9/30/2004     12/31/2003
                                                                             (unaudited)   (See Note 1)
                                                                             -----------   ------------
CURRENT ASSETS
  Cash and cash equivalents                                                   $ 184,686      $ 225,140
  Accounts receivable, net of allowance for doubtful accounts of $107,000
   and $ -0- respectively                                                       266,339        266,767
  Vehicles held for sale                                                            -0-         10,598
  Other Assets                                                                    9,318          9,689
                                                                              ---------      ---------
      Total Current Assets                                                      460,343        512,194
                                                                              ---------      ---------

PROPERTY, at cost
  Vehicles leased                                                                97,424        380,584
  Less accumulated depreciation                                                 (69,246)      (252,634)
                                                                              ---------      ---------
      Net Property                                                               28,178        127,950
                                                                              ---------      ---------
OTHER ASSETS
  Due from an affiliate                                                             -0-            -0-
                                                                              ---------      ---------
       Total other assets                                                           -0-            -0-
                                                                              ---------      ---------
TOTAL ASSETS                                                                  $ 488,521      $ 640,144
                                                                              =========      =========

                        TRANSITION AUTO FINANCE II, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                9 Months Ended         FYE
                                                   9/30/2004        12/31/2003
                                                  (Unaudited)      (See Note 1)
                                                  -----------      ------------
CURRENT LIABILITIES
  Accrued liabilities                             $       -0-      $    17,860
  Investor notes payable                            4,961,200        5,086,800
  Deferred revenue                                     15,202           14,164
                                                  -----------      -----------
        Total Current Liabilities                   4,976,402        5,118,824
                                                  -----------      -----------

OTHER LIABILITIES
  Due to affiliate                                     64,113           61,553
                                                  -----------      -----------
      Total Other Liabilities                          64,113           61,553
                                                  -----------      -----------
TOTAL LIABILITIES                                   5,040,515        5,180,377
                                                  -----------      -----------
SUBORDINATED DEBT TO AFFILIATE                        371,330          371,330
                                                  -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
      authorized, issued and outstanding                  100              100
   Additional paid-in capital                             900              900
   Retained earnings (deficit)                     (4,924,324)      (4,912,563)
                                                  -----------      -----------
       Total Stockholders' Equity (Deficit)        (4,923,324)      (4,911,563)
                                                  -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                      $   488,521      $   640,144
                                                  ===========      ===========

Note 1: The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                          Quarter Ended       Nine Months Ended        Quarter Ended        Nine Months Ended
                                        September 30, 2004    September 30, 2004     September 30, 2003     September 30, 2003
                                        ------------------    ------------------     ------------------     ------------------
REVENUES
  Vehicle monthly lease payments            $   9,333              $  46,059              $  46,685              $ 200,613
  Amortization of down payments                   187                  1,126                  3,266                 33,933
                                            ---------              ---------              ---------              ---------

        Total Revenues                          9,520                 47,185                 49,951                234,546
                                            ---------              ---------              ---------              ---------

OPERATING EXPENSES

  Operating costs                                 220                  1,966                  4,062                 15,407
  General and administrative                    2,520                 27,177                  1,425                 49,959
  Depreciation and amortization                 5,355                 25,821                 27,955                123,270
                                            ---------              ---------              ---------              ---------
        Total Operating Expenses                8,095                 54,964                 33,442                188,636
                                            ---------              ---------              ---------              ---------

Operating Income (Loss)                         1,425                 (7,779)                16,509                 45,910
                                            ---------              ---------              ---------              ---------

OTHER INCOME (EXPENSE)

Investment income                                 348                    489                    397                  1,683
Other income (expense)                            -0-                      3                      1                     18
Loss on sale of inventory                      (7,391)                (4,473)               (10,652)               (73,752)
                                            ---------              ---------              ---------              ---------
       Total Other Income (Expense)            (7,043)                (3,982)               (10,254)               (72,051)
                                            ---------              ---------              ---------              ---------

Provision for Federal Income Taxes                -0-                    -0-                    -0-                    -0-
                                            ---------              ---------              ---------              ---------

Net Profit (Loss)                           $  (5,618)             $ (11,761)             $   6,255              $ (26,141)
                                            =========              =========              =========              =========

Profit (Loss) per share (basic and
diluted)                                    $   (5.62)             $  (11.76)             $    6.26              $  (26.14)
                                            =========              =========              =========              =========

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                  9 Months Ended        9 Months Ended
                                                                September 30, 2004    September 30, 2003
                                                                ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            ($ 11,761)             ($ 26,141)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                     25,821                123,270
     Amortization of down payments                                     (1,126)               (33,933)
     Impairment loss                                                      -0-                    -0-
     Provision for allowance for doubtful accounts                        -0-                  2,579
     (Gain) loss on sale of property                                    4,473                 73,752
Net changes in operating assets and liabilities:
     Accounts receivable                                                  428                 (1,701)
     Other Assets                                                         371                 21,376
     Accrued liabilities                                              (17,860)               (23,372)
     Deferred revenue                                                   2,164                (34,722)
                                                                    ---------              ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        2,510                101,108

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                               -0-                    -0-
   Cash proceeds from sale of property                                 80,076                305,393
                                                                    ---------              ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       80,076                305,393

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                 -0-                    -0-
   Net advances (payments) to affiliates                                2,560                 25,336
   Debt issuance costs                                                    -0-                    -0-
   Proceeds from notes payable                                            -0-                    -0-
   Payments of Notes Payable                                         (125,600)              (722,200)
                                                                    ---------              ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            (123,040)              (696,864)
                                                                    ---------              ---------

NET INCREASE (DECREASE) IN CASH                                       (40,454)              (290,363)
CASH AND CASH EQUIVALENTS, beginning of period                        225,140                573,137
                                                                    ---------              ---------

CASH AND CASH EQUIVALENTS, end of period                             $184,686               $282,774
                                                                    =========              =========
CASH PAID DURING THE YEAR FOR
   Interest                                                          $    -0-               $    -0-
   Income taxes                                                      $    -0-               $    -0-

    NON-CASH INVESTING ACTIVITIES
    No activity for 2004

Vehicle purchases during the nine months ended September 30, 2003 with a net book value of $52,382 were reclassified from vehicles leased to vehicles held for sale.

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

            As of September 30, 2004, all cash balances are restricted in nature and managed by Trust Management due to Company in default of their Indenture Agreement. All cash distributions from these accounts must be authorized by the Trust Management and are for the sole purpose of repaying investor notes payable after any authorized expenses have been paid.

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

NOTE 3: INVESTOR NOTES PAYABLE

      The Company has issued fixed rate redeemable asset-backed notes (Investor Notes). During the third Quarter ended September 30, 2004, approximately $0 was repaid to investors. The remaining balance as of September 30, 2004 was $4,961,200.

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

            2.    The leased vehicles.

      The Investors Notes matured on June 30, 2002 and the Company was unable to pay the remaining debt. The Company is in default on the Investor Notes Payable as of September 30, 2004. As of that date all income from leasing activities is used to repay Investor Notes. All Company disbursements require approval of Trust Management.

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

NOTE 5: RELATED PARTIES

      The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company had $61,553 accrued as payable to TLMI in 2003 for servicing, documentation and marketing fees. The Company has a payable to TLMI for $64,113 as of September 30, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended and nine-month period ended September 30, 2004. The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

General.

      As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

As of September 30, 2004 Transition Auto Finance II had only three active leases and it is anticipated that by December 31, 2004 the Company will have no active leases. As a result of TAF II winding down its leasing operations, any financial comparison of results for the September 30, 2004 period to prior periods would be meaningless.

Results of Operations: Three months ended September 30, 2004, compared to three months ended September 30,2003

      For the three months ended September 30, 2004 the company had received monthly contract lease payments of $9,333 and amortization of down payments of $187. For the same period in 2003, the Company had contract lease income of $46,685 and amortization of down payments of $3,266.

      Operating costs including general and administrative expenses were $2,740 for the third quarter of 2004 compared to $5,487 for the same period in 2003.

      Depreciation and amortization was $5,355 for the three months ended September 30, 2004, compared to $27,955 for the same period in 2003.

      Interest expense for the three months ended September 30, 2004, was $-0-compared to $-0- for the same period in 2003. As a result of the Company's default on June 30, 2002, all funds received, after allowed expenses, are paid to the Trustee, and interest is no longer accrued or paid.

      Loss on sale of inventory for the third quarter of 2004 was $7,391 compared to a loss of $10,652 for the same period in 2003. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

      The net loss for the third quarter ended September 30, 2004 was $5,618 compared to a profit of $6,255 for the same period in 2003.

Results of Operations: Nine- month period ended September 30, 2004 compared to the nine months ended September 30, 2003

      Total revenue for the nine months ended September 30, 2004 was $47,185 compared to $234,546 for the same period in 2003.

      Operating costs and expenses were $29,143 for the nine-month period ended September 30, 2004 compared to $65,366 for the same period in 2003.

      Depreciation and amortization for the nine months ended September 30, 2004 was $25,821 compared to $123,270 for the same period in 2003.

      Interest expense for the nine months ended September 30, 2003 was $-0-compared to $-0- for the same period in 2003. As a result of the Company's default on June 30, 2002 interest is no longer paid or accrued.

      Loss on sale of inventory for the nine month ended September 30, 2004 was $4,473 compared to $73,752 loss for the same period in 2003.

      The Company had a loss of $11,761 for the nine months ended September 30, 2004 compared to a loss of $26,141 for the same period in 2003.

      On June 30, 2002, TAF II, Inc. defaulted on its $10,000,000 11% Redeemable Secured Notes. At the time of the default the company had paid to investors a total of $7,058,413. This figure was comprised of $3,338,413 in interest and $3,720,000 of principal. As of September 30, 2004 the total amount paid to note-holders was $8,377,213. The Company estimates that its remaining lease portfolio will generate approximately $25,000 in additional funds. The Trustee currently holds $147,416 in note-holder funds.

      The adverse economic effects of the current recession and events of September 11,resulted in an unusually high number of early lease payoffs and automobile repossessions. The major reasons for the excessive early payoffs and repossessions appear to have been (1) the weak economy, and (2) low - cost incentive financing (such as "zero financing") offered by new car manufacturers. The weak economy hurt the personal finances of many customers causing an increased number of repossessions, while low-cost incentive financing enticed many other customers to purchase new cars, which resulted in these customers paying off their leases early. Additionally, low-cost financing negatively impacted used car prices by flooding the market with late model cars.

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

Liquidity and Capital Resources

      During the nine months ended September 30, 2004 the Company provided cash of $80,076 in its investing activities from the sale of property and used $123,040 in its financing activities. For the same period in 2003, the Company utilized cash of $305,393 in its investing activities and used $696,864 in its financing activities.

      The Company's portfolio, which consisted of 477 leases, included 389 leases which resulted in early terminations and 3 leases that are currently active. The Company had 85 leases which went to term. The information on the Company's experience with respect to early terminations is set forth below:

                                                                      Vehicle                                   Total
                # of   Gross Cost   Misc.       Total      Down         Sale    Sales Tax Warranty Marketing    Amount     Profit
             Contracts Of Vehicle Expenses    Payments    Payment      Amount     Credit   Rebate   Fee Paid   Received    (Loss)
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

Note: The above results on early termination does not include any allowance for interest expense

      At September 30, 2003 the company had 3 active leases remaining on its books. If all of the 3 leases go to term, they would generate approximately $25,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      On June 30, 2002, the Company defaulted on its $10,000,000 11% Redeemable Secured Notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the third quarter of 2004.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the nine months ended September 30, 2004.

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TRANSITION AUTO FINANCE II, INC.
                                              ----------------------------------
                                                        (Registrant)

Date: November 6, 2004                           /s/ Kenneth C. Lowe
                                              ----------------------------------
                                                  Kenneth C. Lowe, President/
                                                  Chief Executive Officer

Date: November 6, 2004                           /s/ Kenneth C. Lowe
                                              ----------------------------------
                                                  Kenneth C. Lowe, President/
                                                  Chief Operating Officer

Date: November 6, 2004                           /s/ Kenneth C. Lowe
                                              ----------------------------------
                                                  Kenneth C. Lowe, President/
                                                  Chief Financial Officer

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