Form 10KSB
period 2004-12-31
TRANSITION AUTO FINANCE II INC
filed 2005-04-14
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                       COMMISSION FILE NUMBER: 33-49261-D

                        TRANSITION AUTO FINANCE II, INC.
               (Exact name of registrant as specified in charter)

                   TEXAS                                  75-2753067
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
              or organization)                             Number)

       8144 WALNUT HILL LANE., SUITE 680,
                DALLAS, TEXAS                              75231
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10KSB. [X]

State issuer's revenues for its most recent fiscal year: $52,565

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2004, the issuer had 1,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I...........................................................................................................    3

Item 1. Description of Business..................................................................................    3
Item 2. Description of Property..................................................................................    4
Item 3. Legal Proceedings........................................................................................    4
Item 4. Submission of Matters to a Vote of Security Holders......................................................    4

PART II..........................................................................................................    4

Item 5. Market for Common Equity and Related Stockholder Matters.................................................    4
Item 6. Management's Discussion and Analysis or Plan of Operations...............................................    5
Item 7. Financial Statements and Supplementary Data..............................................................    6
Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.....................   17

PART III.........................................................................................................   17

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the
          Exchange Act...........................................................................................   17
Item 10. Executive Compensation..................................................................................   18
Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Stockholders...................   18
Item 12. Certain Relationships and Related Transactions..........................................................   19
Item 13. Exhibits and Reports on Form 8-K........................................................................   20

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      As of July 17, 1998, Transition Auto Finance II, Inc.'s (the "Company") offering (the "Offering") of 11% Redeemable Secured Notes (the "Notes") was declared effective by the United States Securities & Exchange Commission (the "Commission"). As of December 31, 2003, the end of the period covered by this Report, (i) the Company had sold Notes in an aggregate principal amount of $10,000,000 and (ii) the Company's operating assets consisted of 14 leased vehicles and the lease contracts related thereto, and one vehicle was held in inventory following repossession. As of December 31, 2004 the Company had 236 and 155 leases that were terminated early for repossession and early payoff respectively.

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

ITEM 2. DESCRIPTION OF PROPERTY

      As of December 31, 2004, the Company's principal executive offices have been located within the offices of Transition Leasing at 8144 Walnut Hill Lane, Suite 680, Dallas, Texas 75231, and its telephone number is (214) 360-9966. As of December 31, 2004, the offices were in suitable condition for the performance of normal and customary activities of the Company. The offices are leased by Transition Leasing from Prentiss Properties, on a term of three years for $3,626 per month.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, instituted against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the fourth quarter of 2004.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

General.

      As of December 31, 2004, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes and had originated a total of 406 leases at a cost of approximately $7,951,977. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000. At year-end the Company had received monthly contract lease payments of $50,887 and amortization of down payments of $1,678.

      The Company had total revenues in fiscal 2004 of $52,565 compared to $272,104 in fiscal 2003. Total Operating expenses for 2004 were $63,356 compared to $320,156 for 2003. Operating expenses for 2004 included depreciation of $26,853 and $141,795 for 2003. The net loss after depreciation for 2004 was $270,927 and $140,610 for 2003.

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

Liquidity and Capital Resources

      During the twelve months ended December 31, 2004, the Company received cash of $101,195 in its investing activities and used $217,161 in its financing activities compared to cash of $393,582 provided by investing activities and $855,662 used in its financing activities during fiscal 2003. As of December 31, 2002, all cash balances are restricted in nature and managed by Trust Management due to the Company being in default of their Indenture agreement. All cash distributions from these accounts must be authorized by Trust Management and are for the sole purpose of repaying investor notes payable after other authorized expenses have been paid.

Results of Operations

      Operating costs including general and administrative expenses decreased $141,858 from $178,361in fiscal 2003 to $36,503 in fiscal 2004. The decrease in operating costs and general and administrative expenses was primarily due to smaller write off of accounts receivables in 2004 from customers whose vehicles had been repossessed and whose past due payments were deemed uncollectible.

      There was no interest expense for the twelve months ended December 31, 2004 or for the same period in 2003. The lack of interest expense was due to the Investor Notes maturing on June 30, 2002. As of that date all income from leasing activities is used to repay Investor Notes.

      Loss on sale of inventory in the year ended December 31, 2004 was $10,500 compared to $91,476 for the same period in 2003. The decreased loss on sale of inventory was due to decreased repossessions on fewer number of vehicles. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

      The net loss increased in fiscal 2004 to $270,927 from $140,610 in 2003. The larger loss in 2004 was the loss of sales tax credits. When a vehicle has been repossessed and sold, the full amount of the sales tax was paid at the time of original purchase. Sales tax credits can only be used against the sales taxes paid on additional vehicles purchased. Since the company no longer leases vehicles the tax credits have no value.

      The Investors Notes matured on June 30, 2002 and the Company was unable to pay the remaining debt. The Company defaulted on the investor notes payable as of June 30, 2002. As of that date, all income from leasing activities is used to repay Investor Notes. All Company disbursements require approval of Trust Management.

      The Company's portfolio, which consisted of 480 leases, included 391 leases which resulted in early terminations, 87 leases that have matured and no leases that are currently active. The information on the Company's experience with respect to early terminations is set forth below:

                                                                      Vehicle     Sales                          Total
                # of    Gross Cost    Misc.    Total        Down        Sale       Tax    Warranty  Marketing   Amount      Profit
              Contracts Of Vehicle  Expenses  Payments    Payment      Amount     Credit   Rebate   Fee Paid   Received     (Loss)
Repossession    236     $5,698,567  $150,480 $2,858,964  $1,136,054  $2,501,636  $111,712 $ 59,687 $  630,483 $ 6,037,570 $  188,523
Early Payoff    155     $3,444,188  $  6,747 $1,970,830  $  724,355  $2,118,544  $102,183 $ 15,805 $  399,274 $ 4,532,443 $1,081,508
                ---     ----------  -------- ----------  ----------  ----------  -------- -------- ---------- ----------- ----------
Total           391     $9,142,755  $157,227  4,829,794   1,860,409   4,620,180   213,895   75,492  1,029,757  10,570,013  1,270,031

Note: The above results on early termination does not include any allowance for interest expense

      Early payoffs as of December 31, 2004, were 155 compared to 151 at December 31, 2003. Although most early payoffs result in a profit to the Company, a high percentage of early payoffs is not considered a positive factor by the Company. Early payoffs take a performing lease off the books and create cash, which until it is reinvested, is a minimal earning asset.

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
INDEPENDENT AUDITORS' REPORT                                                   8

FINANCIAL STATEMENTS

Balance Sheets                                                                 9

Statements of Income (Loss) and Changes in Retained Earnings (Deficit)        10

Statements of Cash Flows                                                      11

Notes to Financial Statements                                              12-16

Board of Directors
Transition Auto Finance II, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Transition Auto Finance II, Inc. (the Company) as of December 31, 2004 and 2003, and the related statements of income (loss) and changes in retained earnings (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended in conformity with U.S. generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations, negative working capital, negative equity position and has substantial investor notes payable due in 2002. It is uncertain if or when the Company will be able to repay the investor notes payable and this raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Austin, Texas
March 2, 2005

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2004 and 2003

                                                                                  2004              2003
                                                                              -----------       -----------
                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents (Restricted cash is $111,388 and $225,140         $   111,388       $   225,140
  Accounts receivable, net of an allowance for doubtful accounts
     Of $-0- and $107,000                                                             -0-           266,767
  Vehicles held for sale                                                              -0-            10,598
  Other Assets                                                                      9,319             9,689
                                                                              -----------       -----------
      Total Current Assets                                                        120,707           512,194
                                                                              -----------       -----------

PROPERTY, at cost
  Vehicles leased                                                                     -0-           380,584
  Less accumulated depreciation                                                       -0-          (252,634)
                                                                              -----------       -----------
      Net Property                                                                    -0-           127,950
                                                                              -----------       -----------

TOTAL ASSETS                                                                  $   120,707       $   640,144
                                                                              ===========       ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued liabilities and accounts payable                                    $       675       $    17,860
  Investor notes payable                                                        4,867,000         5,086,800
  Current portion of deferred revenue                                                 -0-            14,164
                                                                              -----------       -----------
       Total Current Liabilities                                                4,867,675         5,118,824
                                                                              -----------       -----------

OTHER LIABILITIES
  Due to an affiliate                                                              64,192            61,553
                                                                              -----------       -----------
      Total Other Liabilities                                                      64,192            61,553
                                                                              -----------       -----------

TOTAL LIABILITIES                                                               4,931,867         5,180,377
                                                                              -----------       -----------

SUBORDINATED DEBT TO AN AFFILIATE                                                 371,330           371,330
                                                                              -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                                          100               100
   Additional paid-in capital                                                         900               900
   Retained earnings (deficit)                                                 (5,183,490)       (4,912,563)
                                                                              -----------       -----------
       Total Stockholders' Equity (Deficit)                                    (5,182,490)       (4,911,563)
                                                                              -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $   120,707       $   640,144
                                                                              ===========       ===========

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

          STATEMENTS OF INCOME (LOSS) AND CHANGES IN RETAINED EARNINGS
                                   (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                 2004                    2003
                                             -----------             -----------
REVENUES

  Vehicle monthly lease payments             $    50,887             $   234,974
   Amortization of down payments                   1,678                  37,130
                                             -----------             -----------

        Total Revenues                            52,565                 272,104
                                             -----------             -----------

OPERATING EXPENSES

  Operating costs                                  2,046                  17,961
  General and administrative                      34,457                 160,400
  Depreciation and amortization                   26,853                 141,795
                                             -----------             -----------
        Total Operating Expenses                  63,356                 320,156
                                             -----------             -----------

Operating Income (Loss)                          (10,791)                (48,052)
                                             -----------             -----------

OTHER INCOME (EXPENSE)

Other income                                          28                  (1,082)
Loss of sales tax credits                       (249,664)                    -0-
Loss on sale of property                         (10,500)                (91,476)
                                             -----------             -----------

        Total Other Income (Expense)            (260,136)                (92,558)
                                             -----------             -----------

Provision for Federal Income Taxes                   -0-                     -0-
                                             -----------             -----------

Net Loss                                     $  (270,927)            $  (140,610)

Beginning retained earnings (deficit)         (4,912,563)             (4,771,953)
                                             -----------             -----------

Ending retained earnings (deficit)           $(5,183,490)            $(4,912,563)
                                             ===========             ===========

Loss per share (basic and diluted)           $       271             $       141

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003

                                                                         2004               2003
                                                                     -----------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $  (270,927)         $(140,610)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                        26,853            141,795
     Amortization of down payments                                        (1,678)           (37,130)
     Bad debt expense                                                      5,455            109,579
     Loss on sale of property                                             10,500             91,476
     Loss on sales tax credits                                           249,664                -0-
Net changes in operating assets and liabilities:
     Accounts receivable                                                  11,648            (31,212)
     Other assets                                                            370             21,561
     Accrued liabilities and accounts payable                            (17,185)            (6,716)
     Deferred revenue                                                    (12,486)           (34,660)
                                                                     -----------          ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           2,214            114,083
                                                                     -----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash proceeds from sale of property                                   101,195            393,582
                                                                     -----------          ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                101,195            393,582
                                                                     -----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                                   2,639             23,538
   Payments of notes payable                                            (219,800)          (879,200)
                                                                     -----------          ---------
NET CASH USED BY FINANCING ACTIVITIES                                   (217,161)          (855,662)
                                                                     -----------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (113,752)          (347,997)

CASH AND CASH EQUIVALENTS, beginning of year                             225,140            573,137
                                                                     -----------          ---------

CASH AND CASH EQUIVALENTS, end of year                               $   111,388          $ 225,140
                                                                     ===========          =========

CASH PAID DURING THE YEAR FOR
   Interest                                                          $       -0-          $     -0-
                                                                     ===========          =========
   Income taxes                                                      $       -0-          $     -0-
                                                                     ===========          =========

NON-CASH INVESTING ACTIVITIES
Vehicles with a net book value of $10,598 were reclassified from vehicles leased to vehicles held for sale in 2003.

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

                           DECEMBER 31, 2004 AND 2003

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

                           DECEMBER 31, 2004 AND 2003

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

NOTE 3: INVESTOR NOTES PAYABLE

            The Company has issued fixed rate redeemable asset-backed notes (Investor Notes). During the year 2004 and 2003, principal of $219,800 and $879,200 was repaid to investors. The remaining balance as of December 31, 2004 and 2003 was $4,867,000 and $5,086,800
            respectively.

            These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933. The Investor Notes bared interest at the rate of 11%. Interest payments ceased after the 2002 default.

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

                           DECEMBER 31, 2004 AND 2003

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

            The Company has a deferred tax asset of approximately $1,760,000 and $1,670,000 as of December 31, 2004 and 2003 (primarily from net operating loss carryforward), which has been completely offset by recognition of a valuation allowance.

            The Company has a net operating loss (NOL) carryforward of approximately $1,720,000 and $1,680,000 for the year ended December 31, 2004 and the year ended December 31, 2003, respectively. The Company's NOL carryforward expires between December 31, 2012 and December 31, 2023.

NOTE 5: RELATED PARTIES

            The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid $2,140 to TLMI in 2004 and $17,950 was paid in 2003 for servicing, documentation and marketing fees. The Company also has a payable to TLMI for $64,192 and $61,553 as of December 31, 2004 and 2003., respectively.

                        TRANSITION AUTO FINANCE II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2004 AND 2003

NOTE 6: SUBORDINATED DEBT TO AFFILIATE

            The Company assumed a liability of $371,330 due to TLMI. This debt is subordinated to all other Company liabilities and cannot be repaid before any other creditors or investors.

NOTE 7: GOING CONCERN

            The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses from operations, negative working capital, a negative equity position and has defaulted on investor notes payable that were due in 2002. Management will attempt to raise additional capital and/or secure additional financing in order to continue repayment of the investor notes payable. As of December 31, 2004, the Company no longer had any leases to service or vehicles to lease. Management recognizes that full payment may take several years to complete and that full repayment may not occur. This situation raises substantial doubt about the Company's ability to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      The Company, under the supervision and with the participation of its management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by our report. Based upon that evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information to be disclosed in the reports filed or submitted under the Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

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

      The names, ages, backgrounds and principal occupations of the directors and executive officers of the Company as of December 31, 2004 are set forth below:

      Kenneth C. "Ken" Lowe, age 69, has served as a director, Vice President and Secretary of the Company from October 1994 until July 1996 and as a director, President and Secretary of the Company since July 1996. Since 1993, Mr. Lowe has been Vice President of Young & Lowe, Inc., a private investment banking firm. From 1990 to 1992, Mr. Lowe was President of Custom Data Services, a company that specialized in financial data processing and from 1988 to 1990, Mr. Lowe was President of Westside Communications, which provided telephone equipment service to commercial customers. Mr. Lowe has a Master's of Business Administration from Southern Methodist University and over 20 years of experience in investment banking.

      Randall K. Lowe, age 36, has served as Vice President of the Company since July 1998. Prior to joining the Company and since 1994, Mr. Lowe served as a credit analyst for Bank One in New Orleans, Louisiana and Dallas, Texas. From 1991 to 1994 Mr. Lowe was a credit analyst and branch office manager for Whitney National Bank, N.A. in New Orleans. Mr. Lowe holds a Bachelor of Science degree from Tulane University. Randall Lowe is the son of Ken Lowe.

      William H. Dreger, age 61, joined us in September 1999 and serves as our Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Dreger was Chief Financial Officer and Chief Information Officer for Down to Earth, Inc. in Garland, Texas from 1994 to 1999. From 1985 to 1992, Mr. Dreger was President of Stephenson Financial Services, Inc. in North Hollywood, California. Mr. Dreger has a Bachelor of Business Administration from the University of North Texas at Denton, is a Certified Public Accountant and has over 30 years of experience in accounting and systems.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

      The following table sets forth information, as of December 31, 2004, relating to the beneficial ownership of the Company's Common Stock by any person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.

                                             Shares of Common Stock        Percentage of Common
        Name of Shareholder                            (1)                        Stock
-------------------------------------        ----------------------        --------------------
Transition Leasing Management, Inc.                    1000                         100%
8144 Walnut Hill Lane
Suite 680
Dallas, Texas 75231

Kenneth C. Lowe                                           0 (2)                       0
Randall K. Lowe                                           0                           0
Bill Dreger                                               0                           0

Total                                                  1000                         100%

All officers and directors as a group                     0                         100%

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

      The Company has joined in a Tax Sharing Agreement with Transition Leasing. In general, under the terms of this agreement, Transition Leasing is responsible for making all payments of federal income taxes due with respect to the Affiliated Group to the Internal Revenue Service and all payments of state and local consolidated, combined and unitary income taxes due with respect to the Affiliated Group to the applicable state and local authorities. Under applicable federal tax laws; however, if Transition Leasing fails to make such payments of tax, the other members of the Affiliated Group, including the Company, would be responsible for making such payments. The Company has a net operating loss (NOL) carryforward of approximately $1,720,000 and $1,680,000 for the year ended December 31, 2004 and the period ended December 31, 2003, respectively. The Company's NOL carryforward expires between December 31, 2012 and December 31, 2023.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of 2004.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of the Company's annual financial statements included in the 10KSB and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2004 and 2003 totaled $11,450 and $17,380, respectively.

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

                                                TRANSITION AUTO FINANCE II, INC.
                                                --------------------------------
                                                         (Registrant)

Date: March 31, 2005                                /s/ Kenneth C. Lowe
                                                -------------------------------
                                                    Kenneth C. Lowe, President/
                                                    Chief Executive Officer

Date: March 31, 2005                                /s/ Kenneth C. Lowe
                                                -------------------------------
                                                    Kenneth C. Lowe, President/
                                                    Chief Operating Officer

Date: March 31, 2005                                /s/ Kenneth C. Lowe
                                                -------------------------------
                                                    Kenneth C. Lowe, President/
                                                    Chief Financial Officer

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