Form 10QSB
period 2005-03-31
TRANSITION AUTO FINANCE II INC
filed 2005-05-20
CIK 1058855

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                              ---------------------

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As of March 31, 2005, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

================================================================================

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005

                                                                                               Page No.
                                                                                               --------
PART I.     FINANCIAL INFORMATION

      ITEM 1.   Financial Statements

            Balance Sheets...................................................................      4
              March 31, 2005 (Unaudited) and December 31, 2004

            Statements of Income (Unaudited).................................................      5
              Quarter ended March 31, 2005 and March 31, 2004

            Statements of Cash Flows (Unaudited).............................................      6
              Three Months ended March 31, 2005 and March 31, 2004

            Notes to Financial Statements (Unaudited)........................................      7

      ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results
                of Operations................................................................     12

PART II.    OTHER INFORMATION

      ITEM 1.   Legal Proceedings............................................................     13

      ITEM 2.   Changes in Securities and Use of Proceeds....................................     13

      ITEM 3.   Defaults Upon Senior Securities..............................................     13

      ITEM 4.   Submission of Matters to a Vote of Security Holders..........................     13

      ITEM 5.   Other Information............................................................     13

      ITEM 6.   Exhibits and Reports on Form 8-K.............................................     13

      Signatures ............................................................................     14

      In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                            3 months ended         FYE
                                              3/31/2005        12/31/2004
                                              (unaudited)     (See Note 1)
                                            --------------    ------------
CURRENT ASSETS
  Cash and cash equivalents - restricted      $  105,840       $  111,388
  Other Assets                                     9,319            9,319
                                              ----------       ----------
      Total Current Assets                       115,159          120,707
                                              ----------       ----------
      Total Assets                            $  115,159       $  120,707
                                              ==========       ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                3 Months Ended        FYE
                                                   3/31/2005       12/31/2004
                                                  (Unaudited)     (See Note 1)
                                                --------------    ------------
CURRENT LIABILITIES
  Accrued liabilities                            $        -0-     $        675
  Investor notes payable                            4,867,000        4,867,000
                                                 ------------     ------------
        Total Current Liabilities                   4,867,000        4,867,675
                                                 ------------     ------------

OTHER LIABILITIES
  Due to affiliate                                     64,192           64,192
                                                 ------------     ------------
      Total Other Liabilities                          64,192           64,192
                                                 ------------     ------------

TOTAL LIABILITIES                                   4,931,192        4,931,867
                                                 ------------     ------------

SUBORDINATED DEBT TO AFFILIATE                        371,330          371,330
                                                 ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
    authorized, issued and outstanding                    100              100
   Additional paid-in capital                             900              900
   Retained earnings (deficit)                     (5,188,363)      (5,183,490)
                                                 ------------     ------------
       Total Stockholders' Equity (Deficit)        (5,187,363)      (5,182,490)
                                                 ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                     $    115,159     $    120,707
                                                 ============     ============

Note 1: The balance sheet at December 31, 2004, as presented, is derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                       3 Months Ended   3 Months Ended
                                       March 31, 2005   March 31, 2004
                                       --------------   --------------
REVENUES

  Vehicle monthly lease payments        $        -0-     $     24,044
   Amortization of down payments                 -0-              752
                                        ------------     ------------

        Total Revenues                           -0-            24796
                                        ------------     ------------

OPERATING EXPENSES

  Operating costs                                -0-            1,060
  General and administrative                   5,000           19,892
  Depreciation and amortization                  -0-           12,377
                                        ------------     ------------

        Total Operating Expenses               5,000           33,329
                                        ------------     ------------

Operating Income (Loss)                       (5,000)          (8,533)
                                        ------------     ------------

OTHER INCOME (EXPENSE)

Investment income                                127              101
Other income (expense)                           -0-              -0-
Loss on sale of inventory                        -0-           (3,695)
                                        ------------     ------------
        Total Other Income (Expense)             127           (3,594)
                                        ------------     ------------

Provision for Federal Income Taxes               -0-              -0-
                                        ------------     ------------

Net Loss                                $     (4,873)    $    (12,127)
                                        ============     ============

Loss per share (basic and diluted)      $      (4.87)    $     (12.13)
                                        ============     ============

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                       3 Months Ended  3 Months Ended
                                                                       March 31, 2005  March 31, 2004
                                                                       --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 ($   4,873)     ($  12,127)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                              -0-          12,377
     Amortization of down payments                                              -0-            (752)
     Impairment loss                                                            -0-             -0-
     Provision for allowance for doubtful accounts                              -0-             -0-
     (Gain) loss on sale of property                                            -0-           3,695
Net changes in operating assets and liabilities:
     Accounts receivable                                                        -0-           8,059
     Other Assets                                                               -0-             183
     Accrued liabilities                                                       (675)         (4,001)
     Deferred revenue                                                           -0-            (-0-)
                                                                         ----------      ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                             (5,548)          7,434
                                                                         ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                     -0-             -0-
   Cash proceeds from sale of property                                          -0-          27,709
                                                                         ----------      ----------
NET CASH (USED) BY INVESTING ACTIVITIES                                         -0-          27,709
                                                                         ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                       -0-             -0-
   Net advances (payments) to affiliates                                        -0-           1,160
   Debt issuance costs                                                          -0-             -0-
   Proceeds from notes payable                                                  -0-             -0-
   Payments of Notes Payable                                                    -0-        (125,600)
                                                                         ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      (-0-)       (124,440)
                                                                         ----------      ----------

NET INCREASE (DECREASE) IN CASH                                              (5,548)        (89,297)

CASH AND CASH EQUIVALENTS, beginning of period                              111,388         225,140
                                                                         ----------      ----------

CASH AND CASH EQUIVALENTS, end of period                                  $ 105,840       $ 135,843
                                                                         ==========      ==========

CASH PAID DURING THE YEAR FOR
   Interest                                                               $     -0-       $     -0-
                                                                         ==========      ==========
   Income taxes                                                           $     -0-       $     -0-
                                                                         ==========      ==========

NON-CASH INVESTING ACTIVITIES

Vehicle purchases as of March 31, 2004 with a net book value of $10,598 were reclassified from vehicles held for sale to vehicles leased.

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

            Trust Management, Inc. serves as the trustee for the Company under the Indenture Agreement. The Company defaulted on the investor notes payable administered by Trust Management, Inc. in June 2002. Upon the default of the investor notes payable, Trust Management, Inc. receives all receipts collected by the Company and approves all of the Company's disbursements. Trust Management, Inc. will pay note holders any unpaid principal, ratably, without preference as well as any other unpaid allowable costs incurred by the Company.

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

            All cash balances are restricted in nature and managed by Trust Management due to Company in default of their Indenture Agreement. All cash distributions from these accounts must be authorized by Trust Management, Inc. and are for the sole purpose of repaying investor notes payable after any authorized expenses have been paid.

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

            REVENUE (CONTINUED)

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

NOTE 3:     INVESTOR NOTES PAYABLE

            The Company has issued fixed rate redeemable asset-backed notes (Investor Notes). The remaining balance as of March 31, 2005 was $4,867,000.

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

                  2.    The leased vehicles.

            The Investors Notes matured on June 30, 2002 and the Company was unable to pay the remaining debt. The Company is in default on the investor notes payable as of June 30, 2002. As of that date all income from leasing activities is used to repay Investor Notes. All Company disbursements require approval of Trust Management.

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

            The Company has a deferred tax asset of approximately $1,760,000 and $1,670,000 as of December 31, 2004 and 2003 (primarily from net operating loss carry-forward), which has been completely offset by recognition of a valuation allowance.

            The Company has a net operating loss (NOL) carry-forward of approximately $1,720,000 and $1,680,000 for the year ended December 31, 2004 and the year ended December 31, 2003, respectively. The Company's NOL carry-forward expires between December 31, 2012 and December 31, 2023.

NOTE 5:     RELATED PARTIES

            The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid $2,140 to TLMI in 2004 and $17,950 was paid in 2003 for servicing, documentation and marketing fees. The Company also has a payable to TLMI for $64,192 as of March 31, 2005 and December 31, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended March 31, 2005. The balance sheet at December 31, 2004, as presented, is derived from the audited financial statements at that date.

General.

      As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

      On June 30, 2002 Transition Auto Finance II, Inc. defaulted on its $10,000,000 11% Redeemable Secured Notes.

Results of Operations: Three months ended March 31, 2005, compared to three months ended March 31, 2004.

      As of March 31, 2005, the company had no remaining leases on its books. Its only remaining asset is cash and its only revenue is interest on the cash that is held. Its only expense for the 3 months ended March 31, 2005 was $5,000 for the 2004 audit. As a result, no comparisons with the same period for 2004 would be meaningful.

      On June 30, 2002, TAF II, Inc. defaulted on its $10,000,000 11% Redeemable Secured Notes. At the time of the default the company had paid to investors a total of $7,058,413. This figure is comprised of $3,338,413 in interest and $3,720,000 of principal. As of March 31, 2005, the principal amount paid to Noteholders was $5,133,000.

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

Early Payoffs and Repossessions

      The Company's portfolio, which consisted of 430 leases, included 391 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                   Vehicle                                    Total
               # of    Gross Cost  Misc.      Total      Down       Sale    Sales Tax Warranty   Marketing    Amount     Profit
             Contracts Of Vehicle Expenses  Payments    Payment    Amount    Credit    Rebate    Fee Paid   Received     (Loss)
Repossession    236    $5,698,567 $150,480 $2,858,964 $1,136,054 $2,501,636 $111,712   $59,687  $  630,483 $ 6,037,570 $  188,523
Early Payoff    155    $3,444,188 $  6,747 $1,970,830 $  724,355 $2,118,544 $102,183   $15,805  $  399,274 $ 4,532,443 $1,081,508
                ---    ---------- -------- ---------- ---------- ---------- --------   -------  ---------- ----------- ----------
Total           391    $9,142,755 $157,227 $4,829,794 $1,860,409 $4,620,180 $213,895   $75,492  $1,029,757 $10,570,013 $1,270,031

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      On June 30, 2002, the Company defaulted on its $10,000,000 11% Redeemable Secured Notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the First quarter of 2005.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended March 31, 2005.

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TRANSITION AUTO FINANCE II, INC.
                                                         (Registrant)

Date: April 30, 2005                           /s/ Kenneth C. Lowe
                                               ---------------------------------
                                                   Kenneth C. Lowe, President/
                                                   Chief Executive Officer

Date: April 30, 2005                           /s/ Kenneth C. Lowe
                                               ---------------------------------
                                                   Kenneth C. Lowe, President/
                                                   Chief Operating Officer

Date: April 30, 2005                           /s/ Kenneth C. Lowe
                                               ---------------------------------
                                                   Kenneth C. Lowe, President/
                                                   Chief Financial Officer

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