Form 10QSB
period 2005-06-30
TRANSITION AUTO FINANCE II INC
filed 2005-08-24
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
                                -----------------







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



State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As of June 30, 2005, the issuer' had 1,000 shares of common stock



    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]




================================================================================

                        TRANSITION AUTO FINANCE II, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2005


                                                                                                   Page No.
                                                                                                   --------
PART I.  FINANCIAL INFORMATION

    ITEM 1.  Financial Statements

        Balance Sheets..................................................................................3
          June 30, 2005 (Unaudited) and December 31, 2004

        Statements of Income (Unaudited)................................................................4
          Quarter and six months ended June 30, 2005 and June 30, 2004

        Statements of Cash Flows (Unaudited)............................................................5
          Six Months ended June 30, 2005 and June 30, 2004

        Notes to Financial Statements (Unaudited).......................................................6

    ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....11


    ITEM 3.  Controls and Procedures...................................................................12


PART II. OTHER INFORMATION

    ITEM 1.  Legal Proceedings.........................................................................12

    ITEM 2.  Changes in Securities and Use of Proceeds.................................................12

    ITEM 3.  Defaults Upon Senior Securities...........................................................12

    ITEM 4.  Submission of Matters to a Vote of Security Holders.......................................12

    ITEM 5.  Other Information.........................................................................12

    ITEM 6.  Exhibits and Reports on Form 8-K..........................................................13


    Signatures  ...................................................................................... 14


         In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                                 BALANCE SHEETS

                                                      ASSETS
                                                      ------
                                                                                     6 months ended         FYE
                                                                                        6/30/2005        12/31/2004
                                                                                       (unaudited)      (See Note 1)
                                                                                       -----------      ------------
CURRENT ASSETS
  Cash and cash equivalents - restricted                                                   $105,055        $111,388
  Other Assets                                                                                9,319           9,319
                                                                                         ----------      ----------
      Total Current Assets                                                                  114,374         120,707
                                                                                         ----------      ----------

      Total Assets                                                                         $114,374        $120,707
                                                                                         ==========      ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  ----------------------------------------------

                                                                                     6 Months Ended         FYE
                                                                                        6/30/2005        12/31/2004
CURRENT LIABILITIES                                                                    (Unaudited)      (See Note 1)
                                                                                       -----------      ------------
  Accrued liabilities                                                                       $ 1,300           $ 675
  Investor notes payable                                                                  4,867,000       4,867,000
                                                                                        -----------     -----------
        Total Current Liabilities                                                         4,868,300       4,867,675
                                                                                        -----------     -----------

OTHER LIABILITIES
  Due to affiliate                                                                           64,192          64,192
                                                                                        -----------     -----------
      Total Other Liabilities                                                                64,192          64,192
                                                                                        -----------     -----------

TOTAL LIABILITIES                                                                         4,932,492       4,931,867
                                                                                        -----------     -----------

SUBORDINATED DEBT TO AFFILIATE                                                              371,330         371,330
                                                                                        -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,                                       100             100
      issued and outstanding
   Additional paid-in capital                                                                   900             900
   Retained earnings (deficit)                                                          (5,190,448)     (5,183,490)
                                                                                        -----------     -----------
       Total Stockholders' Equity (Deficit)                                             (5,189,448)     (5,182,490)
                                                                                        -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                                               $114,374        $120,707
                                                                                        ===========     ===========


Note 1: The balance sheet at December 31, 2004, as presented, is derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.


                              STATEMENTS OF INCOME

                                   (Unaudited)



                                                     Quarter Ended       Six Months Ended       Quarter Ended       Six Months Ended
                                                     June 30, 2005          June 30, 2005       June 30, 2004          June 30, 2004
                                                     -------------          -------------       -------------          -------------
REVENUES

  Vehicle monthly lease payments                             $ -0-                  $ -0-            $ 12,682               $ 36,726
  Amortization of down payments                                -0-                    -0-                 187                    939
                                                       -----------            -----------         -----------            -----------
      Total Revenues                                           -0-                    -0-              12,869                 37,665
                                                       -----------            -----------         -----------            -----------

OPERATING EXPENSES

  Operating costs                                             -0-                     -0-                686                   1,746
  General and administrative                                2,631                   7,631              4,765                  24,657
  Depreciation and amortization                               -0-                     -0-              8,089                  20,466
                                                       -----------            -----------         -----------            -----------
        Total Operating Expenses                            2,631                   7,631             13,540                  46,869
                                                       -----------            -----------         -----------            -----------

Operating Income (Loss)                                    (2,631)                (7,631)               (671)                (9,204)
                                                       -----------            -----------         -----------            -----------

OTHER INCOME (EXPENSE)

Investment income                                              546                    673                  39                    140
Other income (expense)                                         -0-                    -0-                   3                      3
Interest expense                                               -0-                    -0-                 -0-                    -0-
Gain (Loss) on sale of inventory                               -0-                    -0-               6,613                  2,918
                                                       -----------            -----------         -----------            -----------
        Total Other Income (Expense)                           546                    673               6,655                  3,061
                                                       -----------            -----------         -----------            -----------

Provision for Federal Income Taxes                             -0-                    -0-                 -0-                    -0-
                                                       -----------            -----------         -----------            -----------

Net Income (Loss)                                         $(2,085)               $(6,958)              $5,984               $(6,143)
                                                       ===========            ===========         ===========            ===========

Profit (Loss) per share (basic and diluted)               $ (2.09)               $ (6.96)              $ 5.98               $ (6.14)


See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                  6 Months Ended             6 Months Ended
                                                                                   June 30, 2005              June 30, 2004
                                                                                   -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                 ($6,958)                  ($6,143)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                            -0-                    20,466
     Amortization of down payments                                                            -0-                     (939)
     Provision for allowance for doubtful accounts                                            -0-                       -0-
     (Gain) loss on sale of property                                                          -0-                   (2,918)
Net changes in operating assets and liabilities:
     Accounts receivable                                                                      -0-                     2,758
     Other Assets                                                                             -0-                       370
     Accrued liabilities                                                                      625                  (17,860)
     Deferred revenue                                                                         -0-                     (228)
                                                                                      -----------               -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                          (6,333)                   (4,494)
                                                                                      -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                                   -0-                       -0-
   Cash proceeds from sale of property                                                        -0-                    76,489
                                                                                      -----------               -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                              -0-                    76,489
                                                                                      -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                                                      -0-                     1,989
   Payments of notes payable                                                                  -0-                 (125,600)
                                                                                      -----------               -----------
NET CASH (USED) BY FINANCING ACTIVITIES                                                       -0-                 (123,611)
                                                                                      -----------               -----------

NET INCREASE (DECREASE) IN CASH                                                           (6,333)                  (51,616)

CASH AND CASH EQUIVALENTS, beginning of period                                            111,388                   225,140
                                                                                      -----------               -----------

CASH AND CASH EQUIVALENTS, end of period                                                 $105,055                  $173,524
                                                                                      ===========               ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                                              $    -0-                  $    -0-
   Income taxes                                                                          $    -0-                  $    -0-



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


NOTE 3:  INVESTOR NOTES PAYABLE

         The Company has issued fixed rate redeemable asset-backed notes (Investor Notes). The remaining balance as of June 30, 2005 was $4,867,000.

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

NOTE 5:  RELATED PARTIES

         The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid $2,140 to TLMI in 2004 and zero will be paid in 2005 for servicing, documentation and marketing fees. The Company also has a payable to TLMI for $64,192 as of June 30, 2005 and December 31, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended June 30, 2005. The balance sheet at December 31, 2004, as presented, is derived from the audited financial statements at that date.

General.

         As of December 31, 1999, the Company had sold $10,000,000 of its 11% Redeemable Secured Notes. In February of 1999 the Company also purchased 116 lease contracts from Transition Auto Finance, Inc. for $2,883,000.

         On June 30, 2002 Transition Auto Finance II, Inc. defaulted on its $10,000,000 11% Redeemable Secured Notes.

Results of Operations: Six months ended June 30, 2005, compared to six months ended June 30, 2004.

         As of June 30, 2005, the company had no remaining leases on its books. Its only remaining asset is cash and its only revenue is interest on the cash that is held. Its only expense for the 6 months ended June 30, 2005 was $7,589 for the 2004 audit and SEC filings. As a result, no comparisons with the same period for 2004 would be meaningful.

         On June 30, 2002, TAF II, Inc. defaulted on its $10,000,000 11% Redeemable Secured Notes. At the time of the default the company had paid to investors a total of $7,058,413. This figure is comprised of $3,338,413 in interest and $3,720,000 of principal. As of June 30, 2005, the principal amount paid to Noteholders was $5,133,000.

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

Early Payoffs and Repossessions

         The Company's portfolio, which consisted of 430 leases, included 391 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:


                                                                       Vehicle                                    Total
                # of    Gross Cost    Misc.      Total      Down        Sale    Sales Tax Warranty  Marketing    Amount     Profit
             Contracts  Of Vehicle  Expenses   Payments    Payment     Amount     Credit   Rebate    Fee Paid   Received    (Loss)

Repossession    236     $5,698,567  $150,480  $2,858,964  $1,136,054  $2,501,636  $111,712 $59,687   $630,483  $6,037,570   $188,523
Early Payoff    155     $3,444,188    $6,747  $1,970,830    $724,355  $2,118,544  $102,183 $15,805   $399,274  $4,532,443 $1,081,508
                ---     ----------    ------  ----------    --------  ----------  -------- -------   --------  ---------- ----------
Total           391     $9,142,755  $157,227  $4,829,794  $1,860,409  $4,620,180  $213,895 $75,492 $1,029,757 $10,570,013 $1,270,031

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         On June 30, 2002, the Company defaulted on its $10,000,000 11% Redeemable Secured Notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the Second quarter of 2005.

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

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the six months ended June 30, 2005.

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



                                             TRANSITION AUTO FINANCE II, INC.
                                        ----------------------------------------
                                                      (Registrant)


Date: August 18, 2005                        /s/ Kenneth C. Lowe
                                        ----------------------------------------
                                                   Kenneth C. Lowe, President/
                                                   Chief Executive Officer


Date: August 18, 2005                        /s/ Kenneth C. Lowe
                                        ----------------------------------------
                                                   Kenneth C. Lowe, President/
                                                   Chief Operating Officer


Date: August 18, 2005                        /s/ Kenneth C. Lowe
                                        ----------------------------------------
                                                   Kenneth C. Lowe, President/
                                                   Chief Financial Officer

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