Form 10KSB/A
period 2004-12-31
TRANSITION AUTO FINANCE II INC
filed 2005-08-29
CIK 1058855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I...........................................................................................................     3

Item 1. Description of Business..................................................................................     3
Item 2. Description of Property..................................................................................     4
Item 3. Legal Proceedings........................................................................................     4
Item 4. Submission of Matters to a Vote of Security Holders......................................................     4

PART II..........................................................................................................     4

Item 5. Market for Common Equity and Related Stockholder Matters.................................................     4
Item 6. Management's Discussion and Analysis or Plan of Operations...............................................     4
Item 7. Financial Statements and Supplementary Data..............................................................     6
Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.....................    18

PART III.........................................................................................................    18

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the
         Exchange Act............................................................................................    18
Item 10. Executive Compensation..................................................................................    19
Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Stockholders...................    19
Item 12. Certain Relationships and Related Transactions..........................................................    20
Item 13. Exhibits and Reports on Form 8-K........................................................................    21
Item 14. Principal Account Fees and Services.....................................................................    21

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

      There is substantial competition in the business of selling and leasing motor vehicles and the financing thereof. In addition, a number of institutions, including banks, have entered the automobile financing business with respect to high risk, non-prime credit borrowers and compete against Transition Leasing and the Company for the best high-risk borrowers. The Company believes, however, that it currently has few competitors in the leasing of new and late-model used motor vehicles to individuals who have had prior credit problems. The Company competes to some extent with providers of alternative financing services, secondary finance companies such as used car dealer groups, or other firms with greater financial and marketing resources than the Company.

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

      The automobile finance industry continues to be negatively impacted by the subsidization of consumer financing by the captive finance arms of major automobile manufacturers. Low interest or no interest, are terms that traditional finance companies cannot compete with. Incentive financing increases the number of new cars sold and as consumers trade in their used cars it creates a glut on the used car market which in turn lowers the value of all used cars.

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

      Loss on sale of inventory in the year ended December 31, 2004 was $10,500 compared to $91,476 for the same period in 2003. The decreased loss on sale of inventory was due to decreased repossessions on fewer numbers of vehicles. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

      The net loss increased in fiscal 2004 to $270,927 from $140,610 in 2003. The larger losses in 2004 was the loss of sales tax credits. When a vehicle has been repossessed and sold, the full amount of the sales tax was paid at the time of original purchase. Sales tax credits can only be used against the sales taxes paid on additional vehicles purchased. Since the company no longer leases vehicles the tax credits have no value.

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

      The Company's portfolio, which consisted of 480 leases, included 391 leases which resulted in early terminations, 87 leases that have matured and no leases that are currently active. The information on the Company's experience with respect to early terminations is set forth below:

                                                                   Vehicle                                     Total
                # of   Gross Cost   Misc.     Total      Down        Sale    Sales Tax  Warranty  Marketing    Amount      Profit
             Contracts Of Vehicle Expenses Payments     Payment     Amount     Credit    Rebate    Fee Paid   Received     (Loss)
Repossession    236    $5,698,567 $150,480 $2,858,964 $1,136,054  $2,501,636  $111,712   $59,687  $  630,483 $6,037,570  $  188,523
Early Payoff    155    $3,444,188 $  6,747 $1,970,830 $  724,355  $2,118,544  $102,183   $15,805  $  399,274 $4,532,443  $1,081,508
                ---    ---------- -------- ---------- ----------  ----------  --------   -------  ---------- ----------  ----------
Total           391    $9,142,755 $157,227  4,829,794  1,860,409   4,620,180   213,895    75,492   1,029,757 10,570,013   1,270,031

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                PAGE
                                                                                                -----
INDEPENDENT AUDITORS' REPORT                                                                        8

FINANCIAL STATEMENTS

Balance Sheets                                                                                      9

Statements of Income (Loss) and Changes in Retained Earnings (Deficit)                             10

Statements of Stockholders Equity (Deficit)                                                        11

Statements of Cash Flows                                                                           12

Notes to Financial Statements                                                                   13-17

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

We conducted our audits in accordance with standards of the United States Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

SPROUSE & ANDERSON, L.L.P.

Digitally signed by SPROUSE & ANDERSON, L.L.P.
DN: cn=SPROUSE & ANDERSON, L.L.P., c=US, email=lmonreal@sprousecpa.com
Date: 2005.08.10 13:15:22 -05'00'

March 2, 2005
Austin, Texas

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
                                                                                    ===========    ===========

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                           STATEMENTS OF INCOME (LOSS)

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                         2004         2003
                                       ---------    ---------
REVENUES

  Vehicle monthly lease payments       $  50,887    $ 234,974
   Amortization of down payments           1,678       37,130
                                       ---------    ---------

        Total Revenues                    52,565      272,104
                                       ---------    ---------

OPERATING EXPENSES

  Operating costs                          2,046       17,961
  General and administrative              34,457      160,400
  Depreciation and amortization           26,853      141,795
                                       ---------    ---------
        Total Operating Expenses          63,356      320,156
                                       ---------    ---------

Operating Income (Loss)                  (10,791)     (48,052)
                                       ---------    ---------

OTHER INCOME (EXPENSE)

Other income                                  28       (1,082)
Loss of sales tax credits               (249,664)         -0-
Loss on sale of property                 (10,500)     (91,476)
                                       ---------    ---------

        Total Other Income (Expense)    (260,136)     (92,558)
                                       ---------    ---------

Provision for Federal Income Taxes           -0-          -0-
                                       ---------    ---------
                                       $(270,927)   $(140,610)
Net Loss

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                              TOTAL
                                            COMMON STOCK               ADDITIONAL         RETAINED         STOCKHOLDERS'
                                   -----------------------------         PAID-IN          EARNINGS            EQUITY
                                      SHARES            AMOUNT           CAPITAL          (DEFICIT)           (DEFICIT)
                                   -----------       -----------       -----------       -----------        -----------
Balance at December 31, 2002             1,000       $       100       $       900       $(4,771,953)       $(4,770,953)

   Net Loss                                  -                 -                 -          (140,610)          (140,610)
                                   -----------       -----------       -----------       -----------        -----------

Balance at December 31, 2003             1,000               100               900        (4,912,563)        (4,911,563)

   Net Loss                                  -                 -                 -          (270,927)          (270,927)
                                   -----------       -----------       -----------       -----------        -----------

Balance at December 31, 2004             1,000       $       100       $       900       $(5,183,490)       $(5,182,490)
                                   ===========       ===========       ===========       ===========        ===========

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE II, INC.

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003

                                                                  2004            2003
                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $(270,927)     $(140,610)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                 26,853        141,795
     Amortization of down payments                                 (1,678)       (37,130)
     Bad debt expense                                               5,455        109,579
     Loss on sale of property                                      10,500         91,476
     Loss on sales tax credits                                    249,664            -0-
Net changes in operating assets and liabilities:

     Accounts receivable                                           11,648        (31,212)
     Other assets                                                     370         21,561
     Accrued liabilities and accounts payable                     (17,185)        (6,716)
     Deferred revenue                                             (12,486)       (34,660)
                                                                ---------      ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    2,214        114,083
                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash proceeds from sale of property                            101,195        393,582
                                                                ---------      ---------
Net cash PROVIDED by investing activities                         101,195        393,582
                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                            2,639         23,538
   Payments of notes payable                                     (219,800)      (879,200)
                                                                ---------      ---------
NET CASH USED BY FINANCING ACTIVITIES                            (217,161)      (855,662)
                                                                ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (113,752)      (347,997)

CASH AND CASH EQUIVALENTS, beginning of year                      225,140        573,137
                                                                ---------      ---------

CASH AND CASH EQUIVALENTS, end of year                          $ 111,388      $ 225,140
                                                                =========      =========

CASH PAID DURING THE YEAR FOR
   Interest                                                     $     -0-      $     -0-
                                                                =========      =========
   Income taxes                                                 $     -0-      $     -0-
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8 (A). CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS

      We evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as of the end of the 2004 fiscal year. This evaluation ("Controls Evaluation") was done with the participation of our president and chief executive officer ("CEO") and chief financial officer ("CFO").

      Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

      LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

      Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls over financial reporting ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

      CONCLUSIONS

      Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in providing reasonable assurance that material information relating to Company is made known to management on a timely basis during the period when our periodic reports are being prepared.

      Internal control over financial reporting is a framework incorporating processes designed to assure that transactions are booked properly initially and find their way to the appropriate place on the company's financial statements. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                                                           Shares of Common Stock            Percentage of Common
                Name of Shareholder                                  (1)                             Stock
                -------------------                        ----------------------            --------------------
Transition Leasing Management, Inc.                                 1000                             100%
8144 Walnut Hill Lane
Suite 680
Dallas, Texas 75231

Kenneth C. Lowe                                                        0(2)                            0
Randall K. Lowe                                                        0                               0
Bill Dreger                                                            0                               0

Total                                                               1000                             100%

All officers and directors as a group                                  0                             100%

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of the Company's annual financial statements included in the 10KSB and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2004 and 2003 totaled $11,450 and $17,380 respectively.

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

                                              TRANSITION AUTO FINANCE II, INC.
                                              ----------------------------------
                                                      (Registrant)

Date: August 24, 2005                         /s/ Kenneth C. Lowe
                                              ----------------------------------
                                              Kenneth C. Lowe, President/
                                              Chief Executive Officer

Date: August 24, 2005                         /s/ Kenneth C. Lowe
                                              ----------------------------------
                                              Kenneth C. Lowe, President/
                                              Chief Operating Officer

Date: August 24, 2005                         /s/ Kenneth C. Lowe
                                              ----------------------------------
                                              Kenneth C. Lowe, President/
                                              Chief Financial Officer

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